Form 10QSB
period 1996-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1996-05-15
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended March 31, 1996.

                                       OR

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

                        Commission File Number 33-4844-D

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.
                      (Formerly Blue Willow Holding, Inc.)



         DELAWARE                                        84-1023321
(State or other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)

Calle Los Laboratorios,
Torre Beta, Piso 2, Ofic. 208
Caracas, Venezuela.                              1071
(Address of principal executive office)      (Zip  code)

(Telephone) (58-2) 238-43-41   (Fax) (58-2) 239-84-29
- - -------------------------------------------------------------------------------

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No   /  /

The number of shares outstanding of the registrant's common stock is 10,557,605 (as of May 15, 1996). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- - ----------------------------------------------------------------

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statement should be read in conjuntion with the financial statements and related notes for the year ended December 31, 1995, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of presentation s for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

                AMERICANA GOLD DIAMOND INC. & SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                               MARCH 31,       DECEMBER 31,
                                                                 1996             1995
                                                               ---------       -----------
                                   ASSETS
                                   ======

CURRENT ASSETS
         Cash                                                      7,759           44,169
         Prepaid Expenses and Other
         Current Assets                                           74,729           65,307
                                                             -----------      -----------
         Total Current Assets                                     82,488          109,476

FIXED ASSETS, Net                                                368,553          357,436

MINING CONCESSION                                              9,197,386        9,037,735

         OTHER ASSETS                                            516,344          507,935
                                                             -----------      -----------

                                                              10,164,771       10,012,582
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS'EQUITY
===================================

CURRENT LIABILITIES
         Bank Loans                                              258,812          227,931
         Accounts Payable                                        457,094          709,186
         Accrued Liabilities                                      23,876           43,245
                                                             -----------      -----------
           Total Current Liabilities                             739,782          980,362

LONG-TERM DEBT                                                 2,963,048        2,963,309

PROVISIONS                                                         5,862           16,621
                                                             -----------      -----------
           Total Liabilities                                   3,708,692        3,960,292
                                                             -----------      -----------

STOCKHOLDERS' EQUITY
         Paid capital stock                                    9,939,886        9,488,886

         Deficit                                              (3,483,807)      (3,436,596)
                                                             -----------      -----------
           Total Stockholders' equity                          6,456,079        6,052,290
                                                             -----------      -----------
                                                              10,164,771       10,012,582
                                                             ===========      ===========

                AMERICANA GOLD DIAMOND INC. & SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME



                                                  THREE MONTHS ENDED MARCH 31,
                                                      1996            1995
                                                  -----------     -----------

OPERATING EXPENSES
         Administration                             82,488           317,851
                                                  --------         ---------


                  TOTAL                             82,488           317,851
                                                  --------         ---------




OTHER INCOME
         Income from Lease                               0            49,219
         Exchange gain                              35,277             5,085
         Other Income                                    0                 9
                                                  --------         ---------
                  TOTAL                             35,277            54,313
                                                  --------         ---------

                  NET INCOME (LOSS)                (47,211)         (263,538)
                                                  =========        =========

                AMERICANA GOLD DIAMOND INC. & SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                                                Paid-in                       Total
                                                Capital       Deficit      Stockholders'
                                                Stock                         Equity
                                            -----------      ---------     ------------

BALANCE as of 12/31/94                      8,180,573      (2,758,823)      5,421,750
  Capital Increase
  (1.250.887 common shares)                 1,118,517               0       1,118,517

  Preferred stock to
   Common Stock Conversion:
   (Increased in common stock
    1.934.259 common shares)                1,426,869               0       1,426,869

  (Reduction in preferred
          stock 1.236 preferred shares)    (1,236,000)              0      (1,236,000)

  Reduction of Contribution
   for future capital
   increase                                (    1,073)              0       (   1,073)

  Net loss                                          0       ( 677,773)      ( 677,773)
                                          -----------       ---------       ---------
BALANCE as of 12/31/95                      9,488,886      (3,436,596)      6,052,290


  Contribution for future
  capital increses                            101,000               0         101,000

  Capital Increase
  (700,000 common shares)                     350,000               0         350,000

  Net loss                                          0      (   47,211)       ( 47,211)
                                          -----------      ----------       ----------

BALANCE as of 03/31/96                      9,939,886      (3,483,807)      6,456,079
                                          ===========      ==========      ==========

                AMERICANA GOLD DIAMOND INC. & SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             THREE-MONTHS ENDED MARCH 31,
                                                                 1996             1995
                                                             -----------      -----------
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES
Net loss                                                       (47,211)         (263,538)
Adjustments to reconcile net loss
         to net cash used in operations-
         Depreciation                                           14,112            16,509
         Gain from translation of
           foreign currency                                    (35,277)           (5,085)
                                                             ----------       ------------
                                                               (68,376)         (252,114)
NET CHANGES IN OPERATING ASSETS-
         AND LIABILITIES
(Increase) in prepaid expenses
         and other current assets                              ( 9,422)          (29,661)
Increase (Decrease) accrued
         liabilities                                           (19,369)           17,599
Increase (Decrease) accounts payable                          (252,092)          156,542
Decrease business assets tax                                   (10,759)          (11,195)
                                                             ----------       -----------
Net cash used in operating
 activities                                                   (360,018)         (118,829)
                                                             ----------       ------------
CASH FLOW USED IN INVESTING ACTIVITIES
Purchase of fixed asset                                        (25,229)          ( 2,134)
Increase in mining concession                                 (159,651)          (13,834)
Increase in other assets                                       ( 8,409)         (111,339)
                                                             ----------       -----------
Net cash used in investing
         activities                                           (193,289)         (127,307)
CASH FLOWS PROVIDED BY FINANCING
         ACTIVITIES
         Payment of Bank Loans                                 ( 5,344)          (49,219)
         Increase in bank loans                                 36,225               -
         Increase capital stock                                451,000           221,781
         Decrease in Long-Term debt                              ( 216)                0
                                                             ----------       ----------
Net cash provided by financial act.                            481,620           172,562
                                                             ----------       ----------
EFFECT OF THE VARIATIONS IN THE
         EXCHANGE RATE ON CASH                                  35,277             5,085
                                                             ----------       ----------
INCREASE IN CASH & CASH EQUIVALENTS                            (36,410)          (68,489)

CASH & CASH EQUIVALENT BEGINGING
OF PERIOD                                                       44,169            73,799
                                                             ----------       -----------
CASH & CASH CASH EQUIVALENT AT END
OF PERIOD                                                        7,759             5,310
                                                             ==========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $3,480,723 through March 31, 1996, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditors' report for the fiscal year ended December 31, 1995 has been prepared assuming that the Company will continue as a going concern.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED
TO QUARTER ENDED MARCH 31, 1995.

         Total income for the quarter ended March 31, 1996, was $38,361 compared to $54,313 for the quarter ended March 31, 1995, a net decrease of $15,952. This decrease is primarily attributable to decreased income from the lease at the company's "Bochinche" mining concession and losses from foreign currency exchange. Administrative expenses were $82,488 for the quarter ended March 31, 1995, compared to $317,851, for the quarter ended March 31, 1995; a decrease of $235,363. Such decrease is related to capitalizaton of exploration costs. Primarily for the same reasons the net loss for the quarter ended March 31, 1996 decreased to $44,127 as compared to a net loss of $263,538 for the quarter ended March 31, 1995.


CHANGES IN FINANCIAL CONDITION - FROM DECEMBER 31, 1995 TO MARCH 31, 1996.

         The Company's Assets increased from $10,012,582 from the year ended December 31, 1995 to $10,164,771 due primarily to an increase in Mining Concessions attributable to investments made for the Trenching Exploration Phase of La Fortuna I Concession.

         Subsequent to December 31, 1995 the Company has issued, subject to NASDAQ approval, 2,830,496 shares of Common Stock relating either to a foreign private placement, Series C Preferred Stock conversion or in lieu of payments to Directors and in exchange for services rendered.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $116,984 in working capital as of March 31, 1996, compared with working capital of $130,000 as of March 31, 1995.

         The 1996 working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by a funding of operations and the Company's investments in the Fortuna and Bochinche concessions.

         At March 31, 1996 the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on August 2, 1996. The Company's subsidiaries had eight notes payable to two Venezuelan Banks for the total historic equivalent amount of $146,785. These loans bear interest at 42% per annum and six notes mature on July 1996 and two notes mature on February 1997, and 13% of the balance is due quarterly. As of December 31, 1995 the Company has paid the historic equivalent amount of $65,061 and the outstanding balance of the loan was reduced to the equivalent amount of $81,724. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploration rights of mining concessions currently amounts to $2,963,309. Such amount relates to approximately $349,000 payments due on the Fortuna I concession, and the balance relates to the El Progreso concession, which the Company is currently renegotiating.

         In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately
$605,000 of debt into the Series B Preferred Convertible Stock. In 1995 the Series B Convertible Stock was converted into 1,488,804 shares of Common Stock.

         In 1993, the Company also raised approximately $256,000 in net proceeds from a private placement of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has similar terms as the Series B Convertible Preferred Stock. In 1995 the Series A Convertible Stock was converted into 445,455 shares of Common Stock. In addition, in 1993, certain creditors of the Company, including Directors and Officers agreed to convert approximately $1,233,800 of debt into comon stock. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock are sometimes collectively referred to herein as the "Preferred Stock".

         In 1994 and 1995, the Company raised approximately $733,130 from a foreign private placement of Common Stock (the "Foreign Private Placement") to investors who reside outside the United States, including officers and directors of the Company. The Company issued 902,948 shares of Common Stock in connection with the private placement and will seek to raise additional funds.

         In 1995, the Company issued 500,000 shares of Common Stock in exchange for the cancellation of debt in connection with Inversiones Megold, C.A. agreement.

         In 1995 and January 1996 the Company raised approximately $350,000 from a private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note is due and payable on July 19, 1996 and bears interest at 8%. The note may be converted, at any time, into 20,000 shares of the Company's Common Stock for each unit. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into an aggregate of 700,000 shares of the Company's Common Stock.

         The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company. There can be assurance that the Company will in fact secure additional financing or have sufficient cash flow from operations.

PART II -                 OTHER INFORMATION
- - -------------------------------

Item 1.  Legal Proccedings
         Not applicable.

Item 2.  Changes in Securities
         Not Applicable.

Item 3.  Default Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.

Item 5.  Other Information.

         a)      Current Events
         1)      During  the  Quarter   ended  March  31,  1996  the   Trenching
                 Exploration Phase of La Fortuna I Mining Concession was completed. Two board zones of mineralization were identified, both 100 meters (330 feet) in width, and with asay results of
                 1.05 grams for tonne in  saprolite  rock.


                 A further trenching program and a 2,500 meters (8,200 feet) drilling program to test zones of minerlization in depth will begin during the second semester 1996.

         2) The alluvial gold plant was installed and fine tuned at Bochinchito Concession during the Quarter ended March 31, 1996. The start-up of the plant was delayed to allow the Tesoro Creek to recover its normal wate level after this year anomalous dry season; also to let finish a Control Sampling Program in progress and to let complete the upgrading of the bush track which connects the mine to Bochinche Village avoiding breaking down of the road and prolonged isolation of the mine during the rainy season.

Item 6.  Exhibits and reports on Form 8-K.

         a)      Exhibits - None.
         b)      Reports on Form 8-K - None.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1996


 /s/ Jose Gregorio Pereira            /s/ Henry Bloch
- - -----------------------------         -------------------------
    Jose Gregorio Pereira                       Henry Bloch
 Director & General Manager            Chief Financial Officer