Form 10QSB
period 1996-06-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1996-08-08
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
          ACT OF 1934.
         For the Quarterly Period Ended June 30, 1996.

                                       OR

/X/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES
         EXCHANGE ACT OF 1934.

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

(Telephone) (58-2) 238-23-32   (Fax) (58-2) 239-84-29
- --------------------------------------------------------------------------------
Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's common stock is 10,778,685 (as of July 15, 1996). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.       GENERAL


         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statement should be read in conjuntion with the financial statements and related notes for the year ended December 31, 1995, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE  30,     DECEMBER 31,
                                                         1996           1995
                                                     ----------     ------------
                                    ASSETS
                                    ======

CURRENT ASSETS
         Cash                                            11,335           44,169
         Prepaid Expenses and Other
         Current Assets                                  34,307           65,307
                                                     ----------       ----------
         Total Current Assets                            45,642          109,476

FIXED ASSETS, Net                                       356,692          357,436

MINING CONCESSION                                     9,250,564        9,037,735

OTHER ASSETS                                            515,213          507,935
                                                     ----------       ----------

                                                     10,168,111       10,012,582
                                                     ==========       ==========


LIABILITIES AND STOCKHOLDERS'EQUITY
===================================

CURRENT LIABILITIES
         Bank Loans                                    209,686          227,931
         Accounts Payable                               72,755          709,186
         Accrued Liabilities                             3,477           43,245
                                                   -----------      -----------
           Total Current Liabilities                   285,918          980,362

LONG-TERM DEBT                                       2,960,708        2,963,309

PROVISIONS                                               2,678           16,621
                                                   -----------      -----------
           Total Liabilities                         3,249,304        3,960,292
                                                   -----------      -----------

STOCKHOLDERS' EQUITY
         Paid-in capital stock                      10,482,997        9,488,886

         Deficit                                    (3,564,190)      (3,436,596)
                                                   -----------      -----------
Total Stockholders' equity                           6,918,807        6,052,290
                                                   -----------       -----------
                                                    10,168,111       10,012,582

                                                   ===========       ===========

AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME




                                THREE  MONTHS            SIX  MONTHS
                                ENDED JUNE 30           ENDED JUNE 30
                                1996        1995        1996        1995
                               ------      ------      ------     ------
OPERATING EXPENSES
         Administration       107,113     157,200     189,601    475,051
                             --------    --------    --------   --------

                  TOTAL       107,113     157,200     189,601    475,051



OTHER INCOME

         Income from Lease          0      49,219           0     98,438
         Exchange gain         26,730      18,529      62,007     23,614
         Other Income               0          10           0         19
                             --------    --------    --------   --------

         TOTAL                 26,730      67,758      62,007    122,071
                             --------    --------    --------   --------

         NET INCOME (LOSS)    (80,383)   (127,594)   (127,594)  (352,980)
                             ========    ========    ========   ========

AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY


                              Paid-in                          Total
                              Capital            Deficit       Stockholders'
                              Stock                            Equity
                              ---------          --------      -------------

BALANCE as of 12/31/94         8,180,573        (2,758,823)     5,421,750
Capital Increase
(1,250,887 common shares)      1,118,517                 0      1,118,517

Preferred stock to
Common Stock Conversion:
(Increased in common stock
1,934,259 common shares)       1,426,869                 0      1,426,869

(Reduction in preferred
stock 1,236 preferred
shares)                       (1,236,000)                0     (1,236,000)

Reduction of Contribution
for future capital
increase                      (    1,073)                0     (    1,073)

Net loss                               0          (677,773)      (677,773)
                             -----------       -----------    -----------
BALANCE as of 12/31/95         9,488,886        (3,436,596)     6,052,290

Contribution for future
capital increses                 261,000                 0        261,000

Capital Increase
(700,000 common shares)          350,000                 0        350,000
(DEBT CONVERT 442,572
Common shares)                   383,111                 0        383,111

Preferred stock to Common
stock conversion
(Increase in common stock
800,000 common shares)           500,000                 0        500,000
(Reduction in pref. stock
500 preferred shares)           (500,000)                0       (500,000)

Net loss                               0          (127,594)      (127,594)
                             -----------       -----------    -----------

BALANCE as of 06/30/96        10,482,997        (3,564,190)     6,918,807

                             ===========       ===========    ===========

              AMERICANA GOLD & DIAMOND INC. & SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                             THREE-MONTHS ENDED MARCH 31,
                                                 1996              1995
                                             ---------------  --------------
CASH FLOWS (USED IN) PROVIDED BY
 OPERATING ACTIVITIES
Net loss                                       (127,594)         (352,980)
Adjustments to reconcile net loss
 to net cash used in operations-
 Depreciation                                    27,845            29,839
Gain from translation of
 foreign currency                               (62,007)          (23,614)
Provision for employee severance
 benefits                                        (3,184)                0
Business assets tax                             (10,759)          (11,195)
                                                --------         ---------
                                               (175,699)         (357,950)
NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES
(Increase) Decrease in prepaid expenses
 and other current assets                        31,000           (30,858)
Increase (Decrease) accrued
 liabilities                                    (39,768)          (32,077)
Increase (Decrease) accounts payable           (636,431)          230,574
                                               ---------         ---------
Net cash used in operating
 activities                                    (820,898)         (190,311)
                                                --------        ----------
CASH FLOW USED IN INVESTING ACTIVITIES
Purchase of fixed asset                         (27,101)          ( 6,675)
Increase in mining concessions                 (212,829)          (27,274)
Retirement of fixed assets                            0            18,388
Increase in other assets                       (  7,278)         (128,223)
                                               ---------        ----------
Net cash used in investing
 activies                                      (247,208)         (143,784)
CASH FLOWS PROVIDED BY FINANCING               ---------        ----------
 ACTIVITIES
Increase (Decrease) in bank loans               (18,245)           64,706
Increase (Decrease) capital stock               994,111           788,950
(Decrease) Increase in
 Long-Term debt                                 (2, 601)         (598,438)
                                               ---------         ---------
Net cash provided by financial act              973,265           255,218
                                               ---------         ---------
EFFECT OF THE VARIATIONS IN THE
 EXCHANGE RATE ON CASH                           62,007            23,614
                                               --------         ----------
INCREASE IN CASH & CASH EQUIVALENTS             (32,834)          (55,263)

CASH & CASH EQUIVALENT BEGINNING
 OF PERIOD                                       44,169            73,799
                                               --------         ---------
CASH &  CASH EQUIVALENT AT END
 OF PERIOD                                       11,335            18,536
                                               ========         =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

         The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $3,564,190 through June 30, 1996, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditors' report for the fiscal year ended December 31, 1995 has been prepared assuming that the Company will continue as a going concern.

Results of Operations

Quarter ended June 30, 1996 compared
 to Quarter ended June 30, 1995.

         Total income for the quarter ended June 30, 1996, was $26,730 compared to $67,758 for the quarter ended June 30, 1995, a net decrease of $41,028.

         For the six months ended June 30, 1996 total income was $62,007 compared to $122,071 for the six months ended June 30, 1995. This decrease is primarily attributable to decreased income from the lease at the Company's "Bochinche" mining concession and a decrease in gains from foreign currency exchanges.

         Administrative expenses were $107,113, for the quarter ended June 30, 1996 compared to $157,200 for the quarter ended June 30, 1995, and $189,601 for the six months ended June 30, 1996 compared to $475,051 for the six months ended June 30, 1995. Such decrease is related to the capitalization of exploration costs.

         Primarily for the same reasons the net loss for the quarter ended June 30, 1996 decreased to $80,383 as compared to a net loss of $89,442 for the quarter ended June 30, 1995, and for the six months ended June 30, 1996 the net loss decreased to $127,594 as compared to a net loss of $352,980 for the six months ended June 30, 1995.

Changes in Financial Condition - From December 31, 1995 to June 30, 1996.

         The Company's Assets increased from $10,012,582 for the year ended December 31, 1995 to $10,168,111 due primarily to an increase in Mining Concessions attributable to investments made for the Trenching Exploration Phase of La Fortuna I Concession.

         Subsequent to December 31, 1995 the Company has issued, subject to NASDAQ approval, 2,977,642 shares of Common Stock relating either to (i) foreign private placements, (ii) conversion of Series C Preferred Stock into Common Stock or (iii) in lieu of payments to Directors and in exchange for services rendered.


Liquidity and Capital Resources

         The Company had $276,984 in working capital as of June 30, 1996, compared with working capital of $184,752 as of June 30, 1995.

         The increase in working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

         At June 30, 1996, the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on February 2, 1997. The Company's subsidiaries had nine notes payable to two Venezuelan Banks for the total historic equivalent amount of $176,761. These loans bear interest at 42% per annum and two notes mature on August 1996, two notes mature on October 1996, two notes mature on February 1997, and three notes mature on July 1997, and 13% of the balance is due quarterly. As of June 30, 1996 the Company has paid the historic equivalent amount of $137,070 and the outstanding balance of the loan was reduced to the equivalent amount of $39,686. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploration rights of mining concessions currently amounts to $2,963,309. Such amount relates to approximately $390,000 payments due on the Fortuna I concession, and the balance relates to the El Progreso concession, which the Company is currently renegotiating.

         In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately
$605,000 of debt into the Series B Preferred Convertible Stock. In 1995 the Series B Convertible Stock was converted into 1,488,804 shares of Common Stock.

         In 1993, the Company also received approximately $256,000 in net proceeds from a private placement of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock had similar terms as the Series B Convertible Preferred Stock. In 1995 the Series A Convertible Stock was converted into 445,455 shares of Common Stock. In addition, in 1993, certain creditors of the Company, including Directors and Officers agreed to convert approximately $1,233,800 of debt into comon stock. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock are sometimes collectively referred to herein as the "Preferred Stock".

         In 1994 and 1995, the Company raised approximately $733,130 from a foreign private placement of Common Stock (the "Foreign Private Placement") to investors who reside outside the United States, including officers and directors of the Company. The Company issued 902,948 shares of Common Stock in connection with the private placement and will seek to raise additional funds.

         In 1995, the Company issued 500,000 shares of Common Stock in exchange for the cancellation of debt in connection with an agreement with Inversiones Megold, C.A.

         In 1995 and January 1996 the Company raised approximately $350,000 from a private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and bore interest at 8%. The note could be converted, at any time, into 20,000 shares of the Company's Common Stock. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into an aggregate of 700,000 shares of the Company's Common Stock.

         The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company. There can be assurance that the Company will in fact secure additional financing or have sufficient cash flow from operations.

         Forward Looking Statements

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, currency rises and changes in government regulation. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

PART II -       OTHER INFORMATION
- -------------------------------

Item 1.           Legal Proccedings
                  Not applicable.

Item 2.           Changes in Securities
                  Not Applicable.

Item 3.           Default Upon Senior Securities
                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders:

                           An annual meeting was held on April 26, 1996 in Caracas, Venezuela. The annual meeting involved election of Directors. Management's slate of Directors consisting of Carlos Hausmann, Henry Bloch, David Zrihen, David Bassan, Jose Pereira, Clement W. Cohen, Thomaz Klingberg, Leon Bentes and Alberto Cohen were all elected by the following vote:

                           Votes:  For: 6,065,984            Against: 0

Item 5.           Other Information.

                  a)       Current Events
                  1) During the Quarter ended March 31, 1996 the Trenching exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with asay results of 1.05 grams for tonne in saprolite rock. A further trenching program conducted at La Fortuna I mining concession during the Quarter ended June 30, 1996 confirmed results of previous trennching, and better defined targets for drill-holes into Central Zone. Additional trenching of Fortuna zone and other targets in the concession will be completed at the end of the year as soon as the dry season begins.

                  2) The alluvial gold plant was installed and fine tuned at Bochinchito Concession during the First Quarter 1996. Production at El Bochinchito has been slowed as the Company concentrates on what appears to be a major discovery in altered gabbro at La fortuna I. Trial runs with the plant have indicated some problems with clay balls which will require some minor modifications to the plant.

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



   /s/ Jose Gregorio Pereira                        /s/ Henry Bloch
- -----------------------------                    -------------------------
    Jose Gregorio Pereira                             Henry  Bloch
 Director & General Manager                      Chief Financial Officer