Form 10QSB
period 1996-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1996-11-13
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended September 30, 1996.

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number 33-4844-D

                    AMERICANA GOLD & DIAMOND HOLDINGS, INC.
                      (Formerly Blue Willow Holding, Inc.)



         DELAWARE                                    84-1023321
(State or other Jurisdiction of             (I.R.S. Employer Identification
 Incorporation or Organization)                        Number)

Calle Los Laboratorios,
Torre Beta, Piso 2, Ofic. 208
Caracas, Venezuela.                                        1071
(Address of principal executive offices)                (Zip  code)

(Telephone) (58-2) 238-23-32   (Fax) (58-2) 239-84-29
---------------------------------------------------------------

Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the registrant's common stock is 11,141,045 (as of October 21, 1996). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjuntion with the financial statements and related notes for the year ended December 31, 1995, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS


                                                  SEPT 30,  DECEMBER 31,
                                                    1996        1995
                                                    ----        ----

                  ASSETS


CURRENT ASSETS
 Cash                                                4,783       44,169
 Prepaid Expenses and Other Current Assets          38,140       65,307
                                                ----------   ----------
  Total Current Assets                              42,923      109,486

FIXED ASSETS, Net                                  342,263      357,436

MINING CONCESSION                                9,283,857    9,037,735

OTHER ASSETS                                       515,060      507,935
                                                ----------   ----------
                                                10,184,103   10,012,582
                                                ----------   ----------


LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
 Bank Loans                                        237,286      227,931
 Accounts Payable                                  167,048      709,186
 Accrued Liabilities                                 4,589       43,245
                                                ----------   ----------
  Total Current Liabilities                        408,923      980,362


LONG-TERM DEBT                                   2,960,625    2,963,309

PROVISIONS                                           3,096       16,621
                                                ----------   ----------
 Total Liabilities                               3,372,644    3,960,292
                                                ----------   ----------

STOCKHOLDERS' EQUITY
 Paid-in Capital Stock                          10,515,263    9,488,886

 Deficit                                       ( 3,703,804) ( 3,436,596)
                                                ----------   ----------
Total Stockholders' Equity                      10,184,103   10,012,582
                                                ==========   ==========

AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME



                                     THREE      MONTHS      NINE       MONTHS
                                     ENDED     SEPT 30,     ENDED     SEPT 30,
                                     1996        1995       1996        1995
                                     ----        ----       ----        ----


OPERATING EXPENSES
 Administration                     141,733     261,196     331,334     736,247
                                   --------    --------    --------    --------
   TOTAL                            141,733     261,196     331,334     736,247



OTHER INCOME

 Income from Lease                        0           0           0      98,438
 Gain provided by translation of
  foreign currency                    2,119           0      64,126      23,614
 Other Income                             0           0           0          19
                                   --------    --------    --------    --------
   TOTAL                              2,119           0      64,126     122,071
                                   --------    --------    --------    --------

NET INCOME (LOSS)                  (139,614)   (261,196)   (267,208)   (614,176)
                                   ========    ========    ========    ========

AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Paid - in                                 Total
                                                                                 Capital                               Stockholders'
                                                                                  Stock               Deficit             Equity
                                                                                  -----               -------             ------


BALANCE as of 12/31/94                                                          8,180,573           (2,758,823)           5,421,750

CAPITAL INCREASE (1,250,887 Common Stock)                                       1,118,517                    0            1,118,517

PREFERRED STOCK TO COMMON STOCK CONVERSION:
(Increase in Common Stock 1,934,259 Common Stock )                              1,426,869                    0            1,426,869
(Reduction in Prefer. Stock 1,236 Preferred Shares)                            (1,236,000)                   0           (1,236,000)

REDUCTION OF CONTRIBUTION FOR FUTURE CAPITAL
 INCREASE                                                                          (1,073)                   0               (1,073)

Net Loss                                                                                0             (677,773)            (677,773)
                                                                               ----------            ---------            ---------

BALANCE as of 12/31/95                                                          9,488,886           (3,436,596)           6,052,290

CAPITAL INCREASE (442,572 Common Shares)                                          383,111                    0              383,111

CAPITAL INCREASE (700,000 Common shares)                                          350,000                    0              350,000

PREFERRED STOCK TO COMMON STOCK CONVERSION:
(Increase in Common Stock 800,000 Common Shares)                                  500,000                    0              500,000
(Reduction in Preferred Stock 500 Preferred Shares)                              (500,000)                   0             (500,000)

CAPITAL INCREASE (509,221 Common Shares)                                          293,266                    0              293,266

Net Loss                                                                                0             (267,208)            (267,208)
                                                                               ----------            ---------            ---------
BALANCE as of 09/30/96                                                         10,515,263            3,703,804            6,811,459
                                                                               ==========            =========            =========


AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    NINE - MONTHS ENDED SEPT 30,
                                                         1996            1995

CASH FLOWS (USED IN) PROVIDED BY
 OPERATING ACTIVITIES
Net Loss                                               (267,208)       (614,176)
Adjustments to reconcile net loss
 to net cash used in operations -
Depreciation                                             42,274          44,019
Gain from translation of
 foreign currency                                       (64,126)        (23,614)
Provision for employee severance
 benefits                                                (2,766)              0
Business assets tax                                     (10,759)        (11,195)
                                                      ---------       ---------
                                                       (302,585)       (604,966)
NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES
(Increase) Decrease in prepaid expenses
 and other current assets                                27,167         (57,380)
Increase (Decrease) accrued liabilities                 (38,656)        (32,204)
Increase (Decrease) accounts payable                   (542,138)        251,795
                                                      ---------       ---------
Net cash used in operating activities                  (856,212)       (442,755)
                                                      ---------       ---------

CASH FLOW USED IN INVESTING ACTIVITIES
Purchase of fixed asset                                 (27,101)        (45,307)
Increase in mining concessions                         (246,122)       (188,614)
Retirement of fixed assets                                    0          22,506
Increase in other assets                                 (7,125)       (130,465)
                                                      ---------       ---------
Net cash used in investing activities                  (280,348)       (341,880)
                                                      ---------       ---------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES
Increase (Decrease) in bank loans                         9,355         113,824
Increase (Decrease) capital stock                     1,026,377       1,254,489
(Decrease) Increase in Long-Term debt                    (2,684)       (588,299)
                                                      ---------       ---------
Net cash provided by financing Activities             1,033,048         780,014
                                                      ---------       ---------

EFFECT OF THE VARIATIONS IN THE EXCHANGE
 RATE ON CASH                                            64,126          23,614
                                                      ---------       ---------
INCREASE IN CASH & CASH EQUIVALENTS                     (39,386)         18,993

CASH & CASH EQUIVALENT BEGINNING
 OF PERIOD                                               44,169          73,799
                                                      ---------       ---------
CASH & CASH EQUIVALENT AT END OF PERIOD                   4,783          92,792
                                                      =========       =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

         The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $3,692,486 through September 30, 1996, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited revenues and that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1995 has been prepared assuming that the Company will continue as a going concern.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995, AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

         Total income for the quarter ended September 30, 1996, was $2,119 compared to no income for the quarter ended September 30, 1995, a net increase of $2,119.

         For the nine months ended September 30, 1996 total income was $64,126 compared to $122,071 for the nine months ended September 30, 1995. This decrease is primarily attributable to decreased income from the lease at the Company's "Bochinche" mining concession and a decrease in gains from foreign currency exchanges.

         Administrative expenses were $141,733, for the quarter ended September 30, 1996 compared to $261,196 for the quarter ended September 30, 1995, and $331,334 for the nine months ended September 30, 1996 compared to $736,247 for the nine months ended September 30, 1995. Such decrease is primarily related to capitalization of exploration costs during the nine months ended September 30, 1996 and payment of interest on preferred stock during the nine months ended September 30, 1995.

         Primarily for the same reasons, the net loss for the quarter ended September 30, 1996 decreased to $139,614 as compared to a net loss of $261,196 for the quarter ended September 30, 1995, and for the nine months ended September 30, 1996 the net loss decreased to $267,208 as compared to a net loss of $614,176 for the nine months ended September 30, 1995.

CHANGES IN FINANCIAL CONDITION - FROM DECEMBER 31, 1995 TO SEPTEMBER 30, 1996.

         The Company's Assets increased from $10,012,582 for the year ended December 31, 1995 to $10,184,103 due primarily to an increase in Mining Concessions attributable to investments made for the Trenching Exploration Phase of La Fortuna I Concession.

         Subsequent to December 31, 1995 the Company has issued 3,077,642 shares of Common Stock relating either to (i) foreign private placements, (ii) conversion of Series C Preferred Stock into Common Stock or (iii) in lieu of payments to Directors and in exchange for services rendered.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had $293,266 in working capital as of September 30, 1996, compared with working capital of $564,693 as of September 30, 1995.

         The change in working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

         At September 30, 1996, the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on February 2, 1997. The Company's subsidiaries had thirteen notes payable to two Venezuelan Banks for the total historic equivalent amount of $208,168. These loans bear interest at 42% per annum; four notes mature on November 1996; two notes mature on February 1997, three notes mature on July 1997, one note matures on August 1997, and one note matures on September 1997, and 13% of the balance is due quarterly. As of September 30, 1996 the Company has paid the historic equivalent amount of $145,761 and the outstanding balance of the loan was reduced to the equivalent amount of $62,407. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploration rights of mining concessions currently amounts to $2,963,309. Such amount relates to approximately $390,000 payments due on the Fortuna I Concession, and the balance relates to the El Progreso Concession, which the Company is currently renegotiating.

         In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately
$605,000 of debt into the Series B Preferred Convertible Stock. In 1995 the Series B Convertible Stock was converted into 1,488,804 shares of Common Stock.

         In 1993, the Company also received approximately $256,000 in net proceeds from a private placement of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock had similar terms as the Series B Convertible Preferred Stock. In 1995 the Series A Convertible Stock was converted into 445,455 shares of Common Stock. In addition, in 1993, certain creditors of the Company, including Directors and Officers agreed to convert approximately $1,233,800 of debt into common stock.

         In 1994 and early 1995, the Company raised approximately $733,130 from a foreign private placement of Common Stock (the "Foreign Private Placement") to investors who reside outside the United States, including officers and directors of the Company. The Company issued 902,948 shares of Common Stock in connection with the private placement and will seek to raise additional funds.

         In 1995, the Company issued 500,000 shares of Common Stock in exchange for the cancellation of debt in connection with an agreement with Inversiones Megold, C.A.

         In late 1995 and January 1996 the Company raised approximately $350,000 from a foreign private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and bore interest at 8%. The note could be converted, at any time, into 20,000 shares of the Company's Common Stock. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into an aggregate of 700,000 shares of the Company's Common Stock.

         During 1996 the Company raised aproximately $ 420,000 from a foreign private placement of Common Stock to investors who reside outside the United States, including officers and directors of the Company. The Company has issued 733,699 shares of Common Stock in connection with this private placement.

         The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company. There can be no assurance that the Company will in fact secure additional financing or have sufficient cash flow from operations.

         FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, exploration costs, foreign currency exchange rates and general market conditions. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

PART II -   OTHER INFORMATION
-------------------------------

Item 1.  Legal Proccedings
         Not applicable.

Item 2.  Changes in Securities
         Not Applicable.

Item 3.  Default Upon Senior Securities
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders:
         Not applicable.

Item 5.  Other Information.

         a)   Current Events

         1) During the Quarter ended March 31, 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of 1.05 grams for tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the Quarter ended June 30, 1996 confirmed results of previous trennching, and better defined targets for drill-holes into Central Zone. Additional trenching of Fortuna Zone and other targets in the concession will be completed at the end of the year as soon as the dry season begins.

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


Date: MUST BE FILLED IN



/s/ Jose Gregorio Pereira                   /s/  Henry  Bloch
-----------------------------               -------------------------
    Jose Gregorio Pereira                        Henry  Bloch
 Director & General Manager                    Chief Financial Officer