Form 10KSB
period 1996-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1997-03-28
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                  FORM 10-KSB
(Mark One)

/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT
         OF 1934 (NO FEE REQUIRED)

For the transition period from  ________to _______________


                        Commission file number 33-4844-D

                    AMERICANA GOLD & DIAMOND HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

      Delaware                                                84-1023321
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                             identification NO.)


Calle Los Laboratorios, Torre Beta, Piso 2, Ofic. 208,             1071
Los Ruices, Caracas 1071, Venezuela
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including
area code: (011)-(582)-238-2332 - Fx: 239-8429
--------------------------------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value

         Check  whether the issue (1) filed all reprots  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registratnt was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
/ X /    No /  /.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulaton S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent year. $ 69,774
     -----------------------------------------------------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of March 1, 1997 (See definition of affiliate in Rule 12b-2 of the Exchange Act).
$5,131,850
--------------------------------------------------------------------------------
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumption , if the assumptions are stated.

         Indicate the number of shares outstanding of the Issuer's Common Stock, as of the latest practicable date. At March 1, 1997 there was outstanding 12,082,731 shares of the Issuer's Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement (puursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to
Part III of this Form 10-KSB.

                                     PART I

Item 1.  Business

         (a) Business Development

         Americana Gold & Diamond Holdings, Inc. (the "Company" or AGD") in its current form resulted from the merger (the "Merger") in February 1993 of Americana Gold & Diamond Mining, Inc., a corporation incorporated in Tortola, British Virgin Islands in April 1990 ("Americana Gold") with and into Blue Willow Holdings, Inc., a Colorado corporation incorporated in March 1986 ("Blue Willows"). In connection with the Merger, Blue Willows changed its name to Americana Gold & Diamond Holdings, Inc. and issued 2,823,180 shares of common stock, $.001 par value (the "Common Stock") to the shareholders of Americana Gold. Prior to the Merger, Blue Willows was a publicly-held shell corporation and Americana Gold held several mining concessions which generated limited revenue. Subsequent to the Merger, the Company purchased additional mining concessions.

         The Company has three wholly-owned Venezuelan subsidiaries, Latinvan Metal Trading L.T.D., C.A., which holds the titles to the Company's mining concessions, Consorcio Minero Miamo, C.A., which is the original owner of the Fortuna I concession and AGD Holdings Inc. de Venezuela, C.A., which holds all of the Company's exploitation and exploratin equipment. Unless the context requires otherwise, references to the Company and AGD in this Form 10-KSB shall mean Americana Gold & Diamond Holdings, Inc. and its subsidiaries.

         The Company has limited capital resources and is actively seeking other sources of capital in order to meet its working capital needs. The independent auditor's report for the fiscal year ended December 31, 1996 has been prepared assuming that the Company will continue as a going concern. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See "Management's Discussions and Analysis or Plan of Operation."

         (b) Business of Issuer:

         (1) Principal products or services and their markets.

         The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela's Guayana Shield. The Company currently has the rights to four concessions (El Bochinchito, Fortuna I, Progresso IV and Progresso V) and is in the process of acquiring a third (Bochinche 4) which it believes may lead to gold production. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below. Estimates for vein deposits on all of the Company's projects are highly speculative and are based on experience at similar properties. There can be no assurance that such estimates will in fact be accurate.

El Bochinchito

         Lying across a vast area near the border with Guyana, the Bochinche zone of Pastora province is believed to have an immense gold reserve. The Bochinche area has had a history of gold production dating back more than a century. It is one of the four principal gold-bearing zones in Bolivar State. Over the past two years, Monarch Resources of Canada and others have introduced modern mining equipment and methods into the Bochinche area, and are now producing gold from several deposits in the district.

         The Company's El Bochinchito prospect, a 250 acre parcel is a concession contract with the Venezuelan government and was acquired by the Company in 1993 from an unaffiliated third party who had controlled the concession since 1988. There were very limited activities done on the property prior to the Company's acquisition.

         The concession contract terminates in 2003 and can be renewed for an additional forty years. El Bochinchito is located east of Tumeremo village, in a region that has been surveyed and explored by the Venezuelan Corporation of Guyana (C.V.G.), the state-owned mining company. It lies north of Kilometer 88, and just east of the El Callao mine. El Callao was Venezuela's major nineteenth century discovery, yielding 151,000 ounces of gold from 1871 to 1874. Mining continues at the El Callao mine today. Access to the property is by an all weather gravel road 72 kilometers from Tumeremo to the willage of Bochinche, thence by a very rough 4 by 4 bush truck, 15 kilometers to the concession.

         AGD has completed sampling and geochemical work on El Bochinchito's alluvial deposits. The alluvial gold plant was installed and fine tuned at Bochinchito Concession during the first quarter of 1996. Production at El Bochinchito has been delayed as the Company concentrates on what appears to be a major discovery in altered gabbro at La Fortuna I. In addition, trial runs with the plant have indicated some problems with clay balls which will require some minor modifications to the plant.

Fortuna I Concession

         In October 1994, the Company purchased the La Fortuna I Mining Concession from Inversiones Megold C.A. ("Inversiones"), for a total purchase price of $2,000,000.

         Fortuna I is located about 45 kilometers north of Las Cristinas, Placer Dome's 7.7 million ounce gold find, at kilometer 88 in Bolivar State. Fortuna I is accessible by a paved road to 34 kilometers then a 4 by 4 gravel road 22 kilometers to the property with a ferry crossing at the Cuyuni River. The Las Cristinas area is considered by many North American mining experts to be the prime gold exploration area in Venezuela and exploration activity is taking place at this time. Fortuna I possesses both alluvial deposits and veins. The petrology of the La Fortuna Concession area is made up of basic to intermediate volcanics, Pastora-Botanamo Super Group rock, mainly metabasalts and metagalbroc and Caballape Formation, andesite agglomerates. The rocks in the mineralized zones are usually sericitized, pyritized and kaolinized, especially near the veins. No attempt has been made by the Company's independent professional engineer to estimate tonnages for this property.

         During the first quarter of 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of 1.05 grams per tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the Second and third quarter of 1996 confirmed results of previous trenching, and better defined targets for drill-holes into Central Zone. Additional trenching of Fortuna Zone and other targets in the concession was completed at the end of the year. A drilling stage will commence during 1997.

 Bochinche 4

         AGD is in the final stages of negotiating to acquire the Bochinche 4 concessions from the Venezuelan government. However, there can be no assurance that the Company will in fact acquire such concession or as to the terms of such acquisition. This 2,500 hectare concession which surrounds the Company's El Bochinchito property is centered in an area that the Company believes is one of the most active new mining areas in the world. The Bochinche 4 alluvial deposits are estimated at more than 32,000 ounces.

         Although the Bochinche area has been mined for over 100 years, modern mining techniques have never been employed. Given the potential richness of Bochinche 4 alluvials, possible deep vein reserves could be significant. If the Company acquires the Bochinche 4, the Company believes it could begin exploration of gold in mid 1997.

Progreso 4 and 5

         AGD controls two additional gold concessions, Progreso 4 and 5, in the Venezuelan State of Bolivar. These concessions total approximately 2500 acres and are located near the mining town of El Dorado. The area has a long history of gold production form high-grade ore bodies, and there has been a considerable amount of small to medium scale gold mining in the concession adjacent to Progreso 4 and 5. Initial geological studies at Progreso 4 and 5 indicate that it is the least promising of AGD's properties and therefore no exploration is planned for this area at this time.

                         (2) Distribution methods of the products or services.

                         Currently,  the Company has not  produced  any gold for
distribution. If and when, the Company is in a position to distribute gold, such distribution will be subjet to regulation by the Venezuelan government. See "Business -- Effect of existing or probable governmental regulations on the business."

                         (3) Status of any  publicly  announced  new  product or
                             services.

                         See "Business  ---  Principal  Products or Services and
Their Markets" for a description of the current status of the Company's mining operations.

                         (4) Competitive   business  conditions  and  the  small
                             business  issuer's   competitive  position  in  the
                             industry and methods of competition.

                         The Company will remain a minor  participant  among the
firms which engage in gold prospecting. There are many other established firms with significantly greater capitalization and greater access to business opportunities. In view of the Company's combined lack of financial resources and limited managerial experience, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

                         (5) Sources and  availability  of raw  material and the
                             names of principal suppliers.

                             Not applicable.

                         (6) Dependence on one or a few major customers.

                         See  "Effect  of  existing  or  probable   governmental
regulations on the business."

                         (7) Patents,    trademarks,    licenses,    franchises,
                             concesions, royalty agreements or labor contracts, including duration.

                         The  Company   currently  has  the   following   mining
concessions: El Bochinchito, Fortuna I Concession, and Progreso 4 and 5. The Company is also negotiating to acquire the Bochinche 4 Concession from the Venezuelan government. For further information with respect to the Company's concessions, see "Business -- Principal products or services and their markets."

                         (8) Need for any  governmental  approval  of  principal
                             products or services.

                             Not applicable.

                         (9) Effect  of  existing   or   probable   governmental
                             regulations on the business.

                          The  regime  for  the  commercialization  of  gold  in
Venezuela is essentially divided into two areas: (i) internal commercialiation of gold; and (ii) external commercialization of gold. With respect to internal commercialization, gold may be sold to either third parties or to the Venezuelan Central Bank (the "VCB") or to one of its agent banks. Generally sales to third parties in Venezuela require the payment of an exploitation tax of at least 3% as opposed to 1% if it is sold to the VCB or one of its agents. With respect to external commercialization, on May 31, 1995, the Central Bank of Venezuela issued Resolution No.95-05-05 which regulates gold and gold alloy exports. The most significant aspects of this regulation are as follows:

     - The exportation of gold and gold alloys are authorized. For this purpose, the interested party must register in the Gold Exporters' registry maintained by the Central Bank of Venezuela.

     - The authorization request will be effected before the Central Bank of Venezuela, accompanied by certification that a minimum of fourty percent (40%) of the amount calculated in kilograms of cast or refined gold, resulting from adding the amount specified in the export request to the amount destined to the internal market has been sent to the internal market. This authorization will be granted for a term of 45 consecutive calendar days.

     If and when the Company is in a position to produce and distribute gold, the effect of these regulations could have a significant impact on the Company's operations.

                        (10) Estimate  of the amount  spent  during  each of the
                             last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by consumers.

               The Company has spent approximately $ 294,000 in gold deposit exploration during 1995 and $ 322,000 during 1996.

                        (11) Costs and effects of compliance with  environmental
                             laws.

               The Company has spent approximately $ 2,812 in compliance with Venezuelan environmental laws.

                        (12) Number of total  employees  and number of full time
                             employees.

               At  March  21,  1996,  the  Company  employed  twenty  five  (25)
               employees.

Item 2.        Description of Property.

               The Company's principal executive offices are located in Calle Los Laboratorios, Torre Beta, Piso 2, Ofic. 208, Urb. Los Ruices, Caracas 1071, Venezuela. This facility consists of approximately 2,000 square feet and is occupied under a lease. The Company leases a second facility in Tumeremo, a small town near the Bochinche, and Fortuna I concessions. This second facility has office and storage space.

               For information relating to the Company's mining concessions, see "Business - Business of Issuer."

Item 3.        Legal Proceedings.

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               No  matters  were  submitted  to a  vote  of the  holders  of the
               Company's  Common  Stock,   during  the  fourth  quarter  of  the
               Company's fiscal year ended December 31, 1996.

                                     PART II

Item 5.  Market for Common  Equity and  Related  Stockholder
         Matters.

         The Common Stock of the Company is currently quoted on the NASDAQ Small Cap Market ("NASDAQ"). The high and low bid quotations for each quarterly period for fiscal 1995 and fiscal 1996 are listed below. The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual.

                          Fiscal 1995         High      Low
                          -----------         ----      ---
         1st quarter . . . . . . . . .         .92       .85
         2nd quarter . . . . . . . . .        1.03       .92
         3rd quarter . . . . . . . . .         .92       .64
         4th quarter . . . . . . . . .         .98       .79


                          Fiscal 1996         High      Low
                          -----------         ----      ---
         1st quarter . . . . . . . . .        1.00       .56
         2nd quarter . . . . . . . . .         .87       .56
         3rd quarter . . . . . . . . .         .75       .50
         4th quarter . . . . . . . . .        1.37       .37

         (b) The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

         (c) As of March 20, 1997, there were approximately 325 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company's Common Stock.

Item 6.  Management's  Discussion  and  Analysis  or Plan of
         Operation.

Overview

         The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $ 3,939,658 through December 31, 1996, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1996 has been prepared assuming that the Company will continue as a going concern.

         During 1989, the Company purchased the rights for mining and exploitation of gold and diamonds on a land extension designated "El Progreso 4" and "El Progreso 5". Each concession has a surface area of 500 hectares. These concessions are located in the Jurisdiction of the Dalla Costa Municipality, of the Sifontes District of the State of Bolivar. The cost of these mining concessions was approximately $5,400,000 of which the Company has paid aproximately $ 2,833,000, and additional exploration costs have been incurred. The Company is in the process of renegotiating the terms and conditions of the Purchase Agreement for the El Progreso 4 and 5 concessions. The Company has stopped payments and suspended exploration activities on such concessions until a new agreement is reached.

         During 1993, the Company purchased the alluvial exploitation and exploration rights of a gold and diamond mine over a land extension known as Bochinche. This concession covers a surface area of approximately 250 acres and is located in the Jurisdiction of the Tumeremo Municipality, District of Sifontes, in the State of Bolivar. The cost of the concession was approximately $811,905.

         In  October  1994,  the  Company  purchased  the La  Fortuna  I  Mining
Concession form Inversiones Megold C.A., for a total purchase price of $2,000,000 as follows:

   1) $500,000 in cash payments, to be paid on the following dates: a) $100,000 on October 31, 1994; b) $200,000 on February 28, 1995; c)
         $200,000 on May 31, 1995. The remaining balance of $1,500,000 was paid to Inversiones Megold, C.A., through the delivery of capital stock of the Company, as follows: a) an amount of Series C Convertible Preferred Stock of the Company equivalent to $500,000 as of the date of the agreement convetible to Common Stock market after an eighteen (18) month period; b) an amount of Common Stock equivalent to $500,000 on October 18, 1994; and c) an amount of Common Stock equivalent to $500,000 on April 5, 1995. Conversion of dollars into Common Stock was based on a formula prescribed in the agreement. Cash payments to Inversiones Megold, C.A.

         relating to the La Fortuna I Concession purchase agreement have been renegotiated so that they will commence once the Company's production at Bochinchito reaches a stable productin level of at least 600 grams per day. To date the balance to be paid in cash to Inversiones Megold, C.A. is $390,000.

Results of Operations

         Fiscal year ended December 31, 1996 Compared to Fiscal year ended December 31, 1995.

         Total income for the year ended December 31, 1996 was $ 69,774 compared to $ 260,208 for the year ended December 31, 1995, a net decrease of $ 190,434. This decrease is primarily attributable to the termination of additional income from leases at the Company's "Bochinche" mining concession and a decrease in gains from foreing currency exchanges.

         Administrative expenses were $ 572,836 for the year ended December 31, 1996 compared to $ 937,981 for the year ended December 31, 1995, a decrease of $ 365,145. Such decrease is primarily related to the capitalization of exploration costs, and payment of interest on preferred stock during 1995.

         Primarily due to a continued lack of revenues from operations, the net loss for the year ended December 31, 1996 was $ 503,062. For the fiscal year ended December 31, 1996 the Company had a net loss of $ 677,773.


Liquidity and Capital Resources

         The Company had $ 677,843 in working capital as of December 31, 1996, compared with working capital of $ 895,626 as of December 31, 1995.

         The 1996 working capital was primarily due to the receipt of proceeds from private placements offering described below offset by the funding of operations and the Company's investments in La Fortuna and Bochinchito concessions.

         At December 31, 1996 the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on August 2, 1997. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and explorations rights of mining concessions currently amounts to $ 2,960,251. Such amount relates to payments due on the Fortuna I concession (approximately $ 390,000) and the balance relates to the El Progreso concession, which the Company is currently renegotiating. See "Management Discussions and Analysis or Plan of Operation -- Overview."

         In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately $605,000 of debt into the Series B Preferred Convertible Stock. Such Series B Convertible Preferred Stock payed a cumulative interest rate of 12% per annum and were convertible into Common Stock at a 25% discount from the bid price of the Company's Common Stock at the time of conversion.

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

         In 1994 and 1995, the Company raised approximately $733,130 from a private placement of Common Stock (the "Foreign Private Placement") to investors who reside outside the United States, including officers and directors of the Company. The Company issued 902,948 shares of Common Stock in connection with the private placement.

         In 1995, the Company issued 2,434,259 shares of Common Stock relating either to the conversion of Preferred Stock into Common Stock or in lieu of (i) the payment of interest on the Preferred Stock, and (ii) the issuance of stock in exchange for the cancellation of debt in connection with Inversiones Megold, C.A. agreement.

         In 1995 and January 1996 the Company raised approximately $350,000 from a private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and beared interest at 8%. The note was converted, into 20,000 shares of the Company's Common Stock for each unit. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into shares of the Company's Common Stock.

         In 1996 the Company raised approximately $ 677,843 from Private Placements of Common Stock to investors who reside outside the United Stetes including officers and directors of the Company. The Company issued 1,250,000 shares of its Common Stock in connection with the Private Placements.

         The Company's management is currently meeting with select corporate finance people in the financial community in order to seek to raise the necessary funds to make sure the La Fortuna concession reaches its full potencial. Other alternatives with other mining companies in the La Fortuna area also being examined. There can be no assurance that the Company will be successful in raising the necessary funds or finding other alternatives.

         The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

Inflation

         Venezuela has historically had a high rate of inflation and the Company is potentially impacted by currency rate exchanges. While neither high inflation or currency rate exchanges have had a material adverse effect on the Company, there can be no assurance that such developments will not have a material adverse effect on the Company in the future.

Forward Looking Statements

         This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, exploration cost, foreign currency exchange rates and general market conditions. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 7.  Financial Statement

         See Consolidated Financial Statement listed in the accompaning index to Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

         Items 9, 10, 11, and 12. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions.


         The information required by these Items is omited because the Company will file a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference as if set out in full.

Item  13.         Exhibits and Reports on Form 8-K.

                  None

                  (a)    Exhibit

                  3.1 The Company's Amended and Restated Certificate of Incorporation. **

                  3.2    The Company's By-laws. **


                  3.3 Certificate of Designation for the Series A. Series B and Series C Convertible Preferred Stock. *

                  4.1    Form of Common Stock Certificate. **

                 10.1    Agreement  between  Inversiones  Megold,  C.A.  and the
                         Company.*



                         * Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994.


                        ** Incorporated by reference to the Company's Form 8-A, dated February 10, 1993.


                       ***   Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela on the 21th day of March, 1997.


                                    AMERICANA GOLD & DIAMOND HOLDING, INC.


                                    /s/ Henry Bloch
                                    ---------------------------------------
                                    Henry Bloch
                                    C.F.O. & Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                             Title                      Date


/s/ Carlos Hausmann
-----------------------       C.E.O. & Director             March 21, 1997
Carlos Hausmann



/s/ Jose Pereira
-----------------------       Director & General Manager    March 21, 1997
Jose Pereira


/s/ David Zrihen
-----------------------       Treasurer & Director          March 21, 1997
David Zrihen



/s/ David Bassan
-----------------------       Director & Controller         March 21, 1997
David Bassan



-----------------------       Director                      March  21, 1997
Clement W. Cohen



/s/ Thomas Klingberg
-----------------------       Director & Secretary          March 21, 1997
Thomas Klingberg



-----------------------       Director                      March 21, 1997
Alberto Cohen

                         KRYGIER, MONTILLA & ASOCIADOS
                              Contadores Publicos
                               Caracas, Venezuela


To the Shareholders of
Americana Gold and Diamond Holdings, Inc. and subsidiaries:

We have audited the consolidated balance sheets of AMERICANA GOLD AND DIAMOND HOLDINGS, INC. (a company incorporated in Delaware, USA) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the corresponding consolidated statements of income, statement of shareholders' equity and cash flows for the years the ended. These financial statements are the responsibility of Company Management. Our responsibility is to issue an opinion on these consolidated financial statements based on our audits.

We performed our audits in accordance with generally accepted auditing standards. Such standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 4, in late 1992, the Company suspended exploration activities of the concessions denominated "El Progreso 4" and "El Progreso 5", which are recorded for US$ 5,931,535 as of December 31, 1996 and 1995. The Company has not performed an independent technical appraisal on such concessions, in order to determine their net realization value at the aforementioned dates, in accordance with generally accepted accounting principles.

In our opinion, except for the effect of the adjustments, if any, resulting from obtaining the independent technical appraisal indicated in the preceding paragraph, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of Americana Gold and Diamond Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's main activity during 1996 has been the exploration of concessions acquired during 1993 and 1994 for US$ 3,428,426, whose geological studies show favorable indications for continuing said exploration. Management's plans regarding the development of this and other concessions are described in Note 4. We do not express an opinion regarding the feasibility of such studies and plans. The Company's continuity as a going concern and the recovery of acquisition costs of assets plus capitalized exploration costs are subject to the success of the Company's future operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

KRYGIER, MONTILLA & ASOCIADOS


/s/ Jose G. Moros H.
--------------------
Jose G. Moros H.
C.P.C. No. 8203

January 31, 1997

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995
(Expressed in US dollars)




                                                 1996             1995
                                              ---------        ------------

ASSET
CURRENT ASSET:
    Cash                                        133,280            44,169

    Prepaid expenses and other
              current assets                     41,215            65,307
                                             ----------        ----------

              Total current assets              174,495           109,476

PROPERTY AND EQUIPMENT, net                     322,053           357,436

MINING CONCESSIONS-
       In exploration activities              3,428,426         3,106,200

MINING CONCESSIONS-
       Suspended exploration activities       5,931,535         5,931,535


OTHER ASSETS                                    515,677           507,935
                                             ----------        ----------
                                             10,372,186        10,012,582
                                             ==========        ==========








The accompanying notes (1 to 8) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995
(Expressed in U.S. dollars)



                                                  1996            1995
                                               -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank loans                                     170,000        227,931
    Accounts payable                                15,968        709,186
    Accrued liabilities                             13,942         54,004
                                               -----------    -----------

              Total current liabilities            199,910        991,121

LONG-TERM ACCOUNTS PAYABLE                       2,960,251      2,963,309

PROVISION FOR EMPLOYEE SEVERANCE BENEFITS            6,843          5,862

              Total liabilities                  3,167,004      3,960,292
                                               -----------    -----------

SHAREHOLDERS' EQUITY:
    Capital stock                               11,144,840      9,488,886
                                               -----------    -----------

    Accumulated losses                         (3,939,658)    (3,436,596)

              Total shareholders' equity         7,205,182      6,052,290
                                               -----------    -----------
                                                10,372,186     10,012,582
                                               ===========    ===========




The accompanying notes (1 to 8) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995
(Expressed in US dollars)



                                                  1996            1995
                                                ---------       ---------

INCOME:
    Income from leasing                            -               98,438
    Other income                                   36,635          -
    Adjustment for currency translation            33,139         161,770
                                                ---------       ---------

              Total income                         69,774         260,208
                                                ---------       ---------

ADMINISTRATION EXPENSES                         (572,836)       (937,981)
                                                ---------       ---------

              Net loss                          (503,062)       (677,773)
                                                =========       =========











The accompanying notes (1 to 8) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
(Expressed in US dollars)



                                                                                                             Total
                                                              Capital              Accumulated           shareholders'
                                                               stock                 losses                  equity
                                                           -------------         -------------           ---------------

BALANCES, as of December 31, 1994                              8,180,573           (2,758,823)                 5,421,750
    Capital increase (3,185,126 common
       shares)                                                 2,545,386                -                      2,545,386
    Capital decrease (1,236 preferential
       shares)                                                (1,236,000)               -                     (1,236,000)
    Decrease of contribution for
       future capital increases                                   (1,073)               -                         (1,073)
    Net loss                                                      -                  (677,773)                  (677,773)
                                                           -------------          ------------               -----------
BALANCES, as of December 31, 1995                              9,488,886           (3,436,596)                 6,052,290
    Capital increase (2,902,572 common
       shares)                                                 1,655,954                -                      1,655,954
    Capital increase (800,000 common
       shares)                                                   500,000                -                        500,000
    Capital decrease (500 preferential
       shares)                                                  (500,000)               -                       (500,000)

    Net loss                                                  -                      (503,062)                  (503,062)
                                                           -------------           -----------                ----------
BALANCES, as of December 31, 1996                             11,144,840           (3,939,658)                 7,205,182
                                                           =============           ===========                ==========



The accompanying notes (1 to 8) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
(Expressed in US dollars)



                                                                  1996                     1995
                                                                ---------               -----------

CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net loss                                                  (503,062)                 (677,773)
       Adjustments to reconcile net loss with net cash
          used in operating activities-
             Depreciation of property and equipment                59,188                    61,596
             Gain in translation of foreign currency              (69,774)                 (161,770)
             Provision for employee severance benefits              3,652                     3,230
                                                                 --------                  --------
                                                                 (509,996)                 (774,717)

NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in prepaid expenses
       and other current assets                                    24,092                   (63,080)
    (Decrease) increase in accrued liabilities                    (40,062)                   16,887
    Increase in accounts payable                                  962,736                 1,666,272
    Payments of employee severance benefits                        (2,671)                     (942)
                                                                 ---------               -----------

                 Net cash used in operating activities            434,099                   844,420
                                                                 ---------                ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                         (33,276)                  (65,070)
       Increase in mining concessions                            (322,226)                 (280,810)
       Retirement of property and equipment                         9,471                    22,506
       Increase in other assets                                    (7,742)                 (167,857)
                                                                 ---------                ----------

              Net cash used in investing activities              (353,773)                 (491,231)
                                                                 ---------                 ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
       (Decrease) in long term account payable                     (3,058)                 (602,520)
       (Decrease) increase in bank loans                          (57,931)                    57,931
                                                                 ---------                 ---------

              Net cash provided by financing activities           (60,989)                 (544,589)

EFFECT OF EXCHANGE RATE VARIATIONS ON CASH                         69,774                   161,770
                                                                 --------                  --------

INCREASE (DECREASE) IN CASH                                        89,111                   (29,630)

CASH AT BEGINNING OF YEAR                                           44,16                    73,799

CASH AT YEAR END                                                  133,280                    44,169
                                                                 ========                 =========

The accompanying notes (1 to 8) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 1996 AND 1995

Note  1 - Incorporation and Purpose of the Company:

The Company was incorporated in 1993, through the merger of Americana Gold and Diamond Mining Corporation (incorporated in Tortola, British Virgin Islands on April 3, 1990) and Blue Willow, Holdings Inc. (Incorporated in the United States of America) with the purposes of negotiating, exploiting, transporting and effecting all those activities related to the handling of gold, diamonds, and precious metals and stones, as well as participating in any activity of this same nature.


Note 2 - Accounting Principles and Practices:

The most significant accounting principles and practices followed by the Company in the recording of its operations and in the preparation of its consolidated financial statements are summarized as follows:

a)        Consolidation Principles-
          The consolidated financial statements include the accounts of Americana Gold and Diamond Holdings, Inc. and those of its wholly owned subsidiaries: Latinvan Metal Trading Ltd., C.A., Consorcio Minero Miamo, C.A., and A.G.D. Holdings Inc. de Venezuela, C.A. (companies domiciled in Venezuela, in development stage) as of December 31, 1996 and 1995. All balances and transactions between the companies have been eliminated in the consolidation.


b)        Property and Equipment-
          Property and equipment are recorded at acquisition cost. Repairs and maintenance expenses are charged directly to income, and improvements and renovations are added to the cost of the corresponding property. Depreciation is determined based on the straight-line method, in accordance with the estimated useful lives of the assets. When assets are sold or retired, the corresponding cost and accumulated depreciation are eliminated from the accounts, and the gain or loss is reflected in the year's income.

c)        Mining Concessions-
          The mining concessions are owned by the subsidiaries Latinvan Metal Trading Ltd., C.A. and Consorcio Minero Miamo, C.A. and are recorded at the acquisition cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation, plus exploration costs incurred. As of December 31, 1996 and 1995, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Companies have not initiated extraction activities.

 d)       Provision for employee severance benefits-
          The provision for employee severance benefits is recorded based on the actual obligation on this account, in accordance with the Organic Labor Law.


e)        Translation of financial statements into foreign currency-
          The financial statements of the subsidiaries are denominated in bolivars and have been translated into US dollars using the following procedure: all monetary assets and liabilities denominated in bolivars were translated at the official exchange rates of Bs. 476.50 and Bs. 290 = US$ 1, in effect as of December 31, 1996 and 1995; property and equipment, other assets and shareholders' equity at historical exchange rates; and transactions included in the statement of income at an average of the exchange rate in each month of the period in which the transactions were effected. Subsidiaries operate in a hyperinflationary economy.


f)        Presentation of the financial statements-
          Certain items in the financial statements as of December 31, 1995,have been reclassified in order to conform their presentation to that of the financial statements as of December 31, 1996.

Note 3 - Property and Equipment:

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, are represented as follows:


                                                                     Annual
                                                                 Depreciation
                                       1996            1995          rate
                                   -----------     -----------   -------------

                                        US$             US$


Machinery and equipment              380,546         372,931        10%
Office furniture and                  12,061          12,061        10%
equipment
Vehicles                              55,277          39,087        10%
Tools and utensils                     6,022           6,022        20%
Facilities and improvements           66,564          66,564         6%
Computer equipment                    11,316          11,316        20%
                                   ---------       ---------
                                     531,786         507,981
Less: accumulated
depreciation                        (209,733)       (150,545)
                                     322,053         357,436
                                   =========       =========

Note 4 - Mining Concessions:

The balances for mining concessions shown in the consolidated balance sheets as of December 31, are represented as follows:


  Name of the Concession                 1996                     1995
-------------------------------          -----                    -----

                                           (Expressed in US dollars)


In exploration activities-
"Fortuna I"                           2,169,235                2,057,083
"Bochinche"                           1,259,191                1,049,117
                                      ---------                ----------

Suspended exploration activities-     3,428,426                3,106,200
"El Progreso 4 and 5"                 5,931,535                5,931,535
                                      9,359,961                9,037,735
                                      =========                ==========

The cost of these concessions includes exploration costs incurred for US$ 1,134,571.

For the acquisition of the concession known as "Fortuna I", the Company paid in cash US$ 100,000 during 1994, US$ 10,000 during 1995 and US$ 1,500,000 was paid through the issuance of the shares of the Company's common stock to the prior owner, Inversiones Mengold (see Note 7). The remaining portion of the debt of US$ 390,000, is pending payment as of December 31, 1996, and is included as part of the long-term debt. Sampling effected by a specialist geologist has indicated alluvial deposits which might be productively exploited. As part of the acquisition, the Company assumed the payment agreement between 3% and 5% to a third company of the net benefit obtained from gold ore exploitation. For 1997, Company plans are an initial program of 2,400 meters of diamond drilling to test the positive result found by the trenching and some road work required to assure continued access for the drilling program.

The concession known as "Bochinche" was acquired during 1993 for Bs. 72,462,500 (US$ 811,905), and was paid mainly through leasing a portion of land to the prior owner for two years for Bs. 66,937,500 (US$ 750,000), and Bs. 5,525,000 (US$ 61,905) payable in three installments. As of December 31, 1995, these amounts are wholly amortized and belong to the income for leasing account in the statement of income as of that date. The geochemical and sampling works in the alluvial deposits of "Bochinche" have ended. Trials runs with the alluvials treatment plan have indicated some problems with clay balls which will require some modifications to the plant. A further pit exploration program is being completed within the concession. Once this program is completed, the Company will reinitiate activity.

Concessions "El Progreso 4" and "El Progreso 5" were acquired for US $5,400,000. This amount plus US$ 531,535, total exploration costs incurred will be amortized as of 1997. The acquisition contracts of these concessions establish that, in case the evaluation of gold reserves of concessions are unfavorable, the owner of the concession and the Company will mutually agree the fixing of new values and payment forms for the concessions. In case no satisfactory agreement for both parties is reached, the Company may just return the rights on same and all payment obligation, which had become payable on demand, will cease after notifying the owner of the concession the unfavorable results of the reserves evaluation. At the end of 1992, the Company suspended the exploration activities of these concessions (see Note 2-c). Since initial geological studies indicate that these concessions are not so promising in comparison with other properties, Management has decided to postpone investments in Progreso 4 and 5 until the Company is able to generate a cash flow provided by its operations.

The Company is in the process of final negotiations for acquiring the concession "Bochinche 4" to CVG-Ferromentec owned by the Venezuelan Government, and a decision is expected during 1997. Bochinche 4"has an extension of 2,500 hectares surrounding "Bochinche", owned by the Company.

Note 5 - Other Assets:

Balances of other assets shown in the consolidated balance sheets as of December 31, are represented as follows:


                                                1996                1995
--------------------------------------         ------              -------
                                               (Expressed in US dollars)


Plant for future mineral
  exploitation                                 512,952             503,977
Other                                            2,725               3,958
-----                                          -------             -------
                                               515,677             507,935
                                               =======             =======


Note 6 - Long-term Accounts Payable:

Balances corresponding to long-term debt shown in the consolidated balance sheets as of December 31, 1996 and 1995 amounting to US$ 2,960,251 and US$ 2,963,309, respectively, correspond to liabilities assumed by the Company for the acquisition of exploitation and exploration rights of the mining concessions maintained by its subsidiaries (see Note 4).


Note 7 - Capital Stock:

During 1996, the following capital stock modifications were effected:

1.       Issuance of 2,092,572 common shares, which were paid as follows:

         US$ 628,111 for payment of debts maintained to the directors and suppliers for services rendered by the issuance of 952,572 common shares.

         US$ 1,027,843 for the issuance of 1,950,000 shares of the Company's common stock paid by different shareholders in cash during 1995 and 1996.

2. Conversion of C Series 500 preferential shares into 800,000 common shares of the Company's common stock.

Capital stock activity during 1995 was as follows:

1.       Conversion of 1,236 preferential shares into 1,934,259 common shares.

2.       Issuance of 1,250,867 common shares, which were paid as follows:

         - US$ 500,000 paid based on the agreement between the Company and the prior owner of Fortuna I, Inversiones Mengold (see Note 4).

         - US$ 564,693 for subscribing 715,797 shares paid by different shareholders in cash.

         - US$ 53,824, through the issuance of 35,070 common shares, which were paid by the translation of the debt maintained by its subsidiary, Latinvan Metal Trading, LTD. with the company Transporte Conrado y Fumero, C.A. a)

Note 8 - Legal Aspects of Subsidiaries:

a) Common System for the Treatment of Foreign Capital and Regarding Trademarks, Patents, Licenses and Royalties-

         The most significant matters contained in the aforementioned decree as follows:

         a) Reinvestment of net income, distribution, remittance of dividends to foreign investors and reexportation of foreign shareholder's investment without any need of authorization from the Superintendency of Foreign Investments (SIEX).

         b) All agreements regarding the importation of technology and use of patents and trademarks, regardless of the modality which said agreements adopt, are authorized. There is a subsequent obligation to register these with the Superintendency of Foreign Investments
             (SIEX).

         If said agreements are signed by companies classified as foreign and their parent companies or subsidiaries, and establish payments exceeding the limits set forth in the Decree, such payments will have to be previously authorized by SIEX.

b)       Income Taxes-

         Current tax legislation establishes the obligation of adjusting non-monetary assets and liabilities and initial shareholders' equity in order to recognize effects of inflation. The net effect of the regular tax inflation adjustment will be added or deducted from taxable net income, in order to determine the income tax expense of the fiscal year:


                                                                      Year             Carryforward
                      Company                      Amount           incurred              up to
----------------------------------------          -----------      ------------     ----------------

                                                     Bs.
Latinvan Metal Trading LTD                         23,637,370         1994                 1997

Latinvan Metal Trading LTD                        138,914,791         1995                 1998
Consorcio Minero Miamo, C.A.                          538,789         1995                 1998
A.G.D. Holding Inc. de Venezuela, C.A.              8,424,032         1995                 1998
                                                  -----------
                                                  147,877,612
                                                  -----------

Latinvan Metal Trading LTD                         34,412,489         1996                 1998
A.G.D. Holding Inc. de Venezuela, C.A.             71,589,389         1996                 1998
                                                  -----------
                                                  106,001,878
                                                  -----------



         The subsidiaries are exempted from the fifty percent (50%) income tax of net income obtained for five years, starting from the fiscal year in which production begins.

c)       Business Assets Tax Law:

         The taxable basis of this tax is constituted by the average net amount of values of taxable assets. The tax rate applicable to the taxable basis will be one percent (1%) annually. Tax payable in accordance with this Law will be the amount exceeding total income taxes caused on the taxable fiscal year, if any. Afterwards, this surplus will be carried as a credit against income taxes caused solely in the three subsequent fiscal years. The Company's Subsidiaries are exempted from payment of this tax since they are in preoperating phase.

d)       Luxury Consumption and Wholesale Tax:

         Taxes the sale of chattel, service rendering and imports of goods and services. The corresponding tax rate applicable to the corresponding taxable basis will be set annually by the Budget Law and will be between a minimum of five percent (5%) and a maximum of twenty percent (20%). The annual tax rate is established at twelve and a half percent (12.5%). From August 1, 1996, the tax rate amounts to sixteen and a half percent (16.5%).

e)       Exchange controls:

         On April 17, 1996, the Government reestablished the free translatability of currency throughout the country, eliminating the exchange control system in effect in the country since July 27, 1994. Therefore, as of April 22, 1996, US dollars can be freely acquired at the exchange rate set by the currency market in accordance with free supply and demand.

         b) As of December 31, 1996 and 1995, the exchange rate was Bs. 476.50 and Bs. 290 to US$ 1, respectively.

f)       Norms on Gold and Gold Alloys Exports-

         On May 31, 1995, Resolution No. 95-05-05 entered into effect, issued by the Venezuelan Central Bank, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

         - Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry to be kept by the Venezuelan Central Bank.

         - Authorization requests will be effected before the Venezuelan Central Bank, accompanied by a certification to the effect that to the internal market has been destined, in bars, a minimum equivalent to 40% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days.