Form 10KSB/A
period 1996-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1997-04-30
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                  FORM 10-KSBA
(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          ------------------------------------------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                               --------------------    -------------------------
                        Commission file number 33-4844-D

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.
--------------------------------------------------------------------------------

                 (Name of small business issuer in its charter)

                 Delaware                                84-1023321
--------------------------------------------------------------------------------
      (State or other jurisdiction of      (I.R.S. employer identification no.)
      incorporation or organization)

Calle Los Laboratorios, Torre Beta,
Piso 2, Ofic. 208, Los Ruices, Caracas 1071, Venezuela      1071
(Address of principal executive offices)                 (Zip code)

Issuer's telephone number,
including area code:          (011)-(582) 238-2322 - Fax: (011)-(582) 239-8429
                              ------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBA or any amendment to this Form 10-KSBA. [ ]

         State issuer's revenues for its most recent year.   $69,774
                                                           ---------------------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of March 1, 1997. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $5,131,850
                                                                ----------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         Indicate the number of shares outstanding of the Issuer's Common Stock, as of the latest practicable date: At March 21, 1997, there was outstanding 12,082,731 shares of the Issuer's Common Stock, $.001 par value. Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The following table sets forth the ages and names of the Directors and executive officers of the Company.


                                                    Year Elected to the
                                                    Board of Directors
Name                                Age        ----------------------------

Carlos Hausmann..............        57                    1993
Henry Bloch..................        51                    1993
David Zrihen.................        55                    1993
David Bassan.................        39                    1993
Jose Pereira   ..............        59                    1993
Tomaz Klingberg..............        50                    1993
Alberto Cohen................        63                    1993
Leon Bentes..................        61                    1994
Clement W. Cohen.............        49                    1996


                  CARLOS HAUSMANN. Mr. Hausmann has served as the President, Chief Executive Officer and as a Director of the Company since February 8, 1993. Mr. Hausmann was President (from 1968 to 1988), and founder of, Wilson Athletics of Venezuela, a leading supplier of clothing and licensee for Jockey, Carter's, Catalina, Jantzen and Horn Products. Mr. Hausmann is President of Paris Croissant C.A., Sensormatic de Venezuela, a security company, and Chairman of Inversiones Carev, S.A., a supplier of goods and services to the Venezuelan Armed Forces and he is a Director of numerous other companies.

                  HENRY BLOCH has served as the Chief Financial Officer and as a Vice President and Director of the Company since February 8, 1993. Mr. Bloch attended the University of Maryland and graduated from New York University in 1967 with a business degree. Mr. Bloch has been a financial advisor with Fahnestock & Co., Inc. for at least the past five years. Mr. Bloch's business experience includes President of a uniform factory, editor and publisher of a weekly tourism magazine.

                  DAVID ZRIHEN. Mr. Zrihen has served as a Vice President, Treasurer and Director of the Company since February 8, 1993. Mr. Zrihen has significant business experience in the Import-Export business and has been the trade representative for such products as Remington, Pollenex, Teledyne, Clairol and Vidal Sassoon for more than the past five years.

                  DAVID BASSAN has served as Vice President, Controller and as a Director of the Company since February 8, 1993. Mr. Bassan has been associated with several entities for more than the past five years as follows: Mr. Bassan currently serves as a Director of Group Equipo 18 (a real estate company), Hoteles Karibik C.A. (a hotel operation company), Multinvest (a stock brokerage company) and Camara Inmobiliaria de
Venezuela (a non-profit organization for the promotion of real estate development).

                  JOSE PEREIRA has served as either Vice President of Strategic Planning and/or General Manager of the Company, and as a Director since February 8, 1993. Prior thereto Mr. Pereira served as a Brigadier General for the Venezuelan Air Force for more than the past five years. During his military career, Mr. Pereira held many senior positions of responsibility and led many procurement programs. He received a B.S. in Mechanical Engineering from the University of Denver in Colorado and has an M.S. Logistic Management from the A.F.I.T of WPAFB, Dayton, Ohio.

                  TOMAZ J. KLINGBERG has served as a Vice President and a Director of the Company since February 8, 1993. Mr. Klingberg has been an
Economist at the University Central de Venezuela for more than the past five years. Mr. Klingberg has been a business consultant since 1980 and he serves as a Director for various privately held businesses.

                  ALBERTO COHEN has served as a Vice President and Director of the Company since February 8, 1993. Mr. Cohen has been President of a textile manufacturer and also a construction company for more than the past five years.

                  LEON BENTES has served as a Vice President and Director of the Company since March 9, 1994. Mr. Bentes has been President of X-TRA Import, C.A., an importer and wholesaler of office supplies for more than the past five years.

                  CLEMENT W. COHEN has served as Vice President and General Manager of Leon Cohen C.A., a leading Department Store in Venezuela since 1972. For the past five years, Mr. Cohen has also been President of Suministros Zamora Cohen, an importer and wholesaler of medical supplies. Mr. Cohen is also president of LECO C.A., a company in the real estate business.

                              SECTION 16 COMPLIANCE

                  All of the Executive Officers and Directors of the Company did not timely file Form 3s and Form 4s under Section 16 of the Securities Exchange Act of 1934, as amended. All of such individuals have filed Form 5s to reflect all transactions in the Company's Common Stock which they were a party to in 1995 and 1996.

ITEM 10.                   EXECUTIVE COMPENSATION.

OFFICERS COMPENSATION

                  No officer of the Company was paid salary and bonus exceeding $100,000 with respect to the year ended December 31, 1996. The total cash compensation paid to officers of the Company in the year ended, December 31, 1996 was $26,400. Mr. Carlos Hausmann, the President and Chief Executive Officer of the Company (the "Named Executive Officer") did not receive any cash from the Company in connection with his duties as the principal executive officer of the Company. Mr. Hausmann received 30,612 shares of Common Stock valued at $.81 per share (or an aggregate of $24,796) and 90,000 shares of Common Stock valued at $.50 per share (or an aggregate of $45,000). In addition, as described under "Directors Compensation" below, officers and directors of the Company received Common Stock of the Company in lieu of cash compensation.

DIRECTORS COMPENSATION

         Directors of the Company were entitled to receive in the aggregate $200,000 for services rendered during 1996. Such compensation was received through the issuance of 400,000 shares of Common Stock at a purchase price of $.50 per share.

BOARD OF DIRECTORS INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has no compensation committee. See "Certain Relationships and Related Transactions for transactions between the Company and its executive officers or directors."

ITEM 11.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.


         The following table sets forth information concerning ownership of the Company's Common Stock, as of April 1, 1997, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each nominee for Director each executive officer as defined in Item 402(a)(3) of Regulation S-KSB and by all directors and executive officers of the Company as a group. Unless otherwise indicated, the address for five percent stockholders, directors and executive officers of the Company is Calle Los Laboratorios, Torre Beta, Piso 2, Ofic. 208, Urb. Los Ruices, Caracas 1071, Venezuela.

Name and Address                      Shares                  Percentage
of Beneficial Owner            Beneficially Owned(1)           of Class
-------------------            ---------------------           --------

Noga Corporation                     1,300,000                  10.8%


Carlos Hausmann                      1,039,689(2)                8.6%

Henry Bloch                            542,280(3)                4.5%

David Zrihen                           294,682                   2.5%

David Bassan                           161,799                   1.3%

Jose Pereira                           305,982                   2.5%

Tomaz Klingberg                        299,778(4)                2.5%

Alberto Cohen                          316,795(5)                2.7%

Leon Bentes                            296,218                   2.5%

Clement W. Cohen                       334,004                   2.8%

All directors and                    3,591,227(2)(3)(4)(5)      29.7%
executive officers as a
group (9 persons)


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)          Includes   311,755  shares  of  Common  Stock  held  by  an  entity
             controlled by Mr. Hausmann. Mr. Hausmann disclaims beneficial ownership of such shares.

(3) Includes 56,000 shares of Common Stock held by an entity controlled by Mr. Bloch. Mr. Bloch disclaims beneficial ownership of such shares.

(4) Includes 59,094 shares of Common Stock held by an entity controlled by Mr. Klingberg. Mr. Klingberg disclaims beneficial ownership of such shares.

(5)          Includes   144,154  shares  of  Common  Stock  held  by  an  entity
             controlled by Mr. Cohen. Mr. Cohen disclaims beneficial ownership of such shares.


ITEM 12.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             On October  1994,  the  Company  purchased  the La Fortuna I Mining
Concession from Inversiones Megold C.A. for a total purchase price of $2,000,000. The Company has paid the purchase price by paying Inversiones Megold C.A. approximately $110,000 in cash and issuing approximately 1,721,053 shares of Common Stock to Inversiones Megold C.A. Inversiones Megold C.A. has transferred 1,300,000 shares of such Common Stock to Noga Corporation, a five percent stockholder of the Company.

             From time to time certain officers and directors of the Company have purchased Common Stock from the Company in Foreign Private Placements. In 1996, no officer or director paid $60,000 or more for such Common Stock.

             In December 1996, Henry Bloch, an officer and director of the Company received 100,000 shares of Common Stock in consideration of certain consulting services.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela on the 30th day of April, 1997.

                                             AMERICANA GOLD & DIAMOND HOLDINGS,
                                             INC.


                                             By: /s/ Jose Pereira
                                                -----------------
                                                Jose Pereira, Vice President of
                                                Strategic Planning and General
                                                Manager