Form 10QSB
period 1997-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1997-05-15
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended March 31, 1997.

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

(Telephone) (58-2) 238-23-32   (Fax) (58-2) 239-84-29
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /

The number of shares outstanding of the registrant's common stock is 12,509,400 (as of May 15, 1997). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------


1.          GENERAL


            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1996, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31, 1997
                           (Expressed in U.S. dollars)


                                                  MARCH 31,  DECEMBER 31,
                                                    1997        1996

                        ASSETS


CURRENT ASSETS
 Cash                                               14,800      133,280
 Prepaid Expenses and Other Current Assets          42,353       41,215
                                                ----------   ----------
  Total Current Assets                              57,153      174,495

FIXED ASSETS, Net                                  307,512      322,053

MINING CONCESSION                                9,385,176    9,359,961

OTHER ASSETS                                       515,384      515,677
                                                ----------   ----------
                                                10,265,225   10,372,186


LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
 Bank Loans                                        170,000      170,000
 Accounts Payable                                   42,819       15,968
 Accrued Liabilities                                 3,396       13,942
                                                ----------   ----------
  Total Current Liabilities                        216,215      199,910


LONG-TERM DEBT                                   2,959,908    2,960,251

PROVISIONS FOR EMPLOYEE SEVERANCE BENEFITS           6,461        6,843
                                                ----------   ----------

 Total Liabilities                               3,182,584    3,167,004
                                                ----------   ----------

STOCKHOLDERS' EQUITY
         Capital Stock                          11,144,840   11,144,840

         Acumulated Losses                     ( 4,036,228) ( 3,939,658)

         Deduct treasury stock                 (    25,971)           0
                                                ----------   ----------
Total Stockholders' Equity                       7,082,641    7,205,182
                                                ----------   ----------
                                                10,265,225   10,372,186

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE QUARTER ENDED MARCH 31, 1997 AND MARCH 31, 1996
                           (Expressed in U.S. dollars)



                                           THREE MONTHS ENDED MARCH 31,

                                             1997                1996
                                             ----                ----



 ADMINISTRATION EXPENSES                   ( 96,374)           ( 82,488)
                                            -------             -------




OTHER INCOME (EXPENSE):

 Translation adjustment                       (196)              35,277
                                            ------               ------

 Total other income (expense)                 (196)              35,277
                                            ------               ------

NET (LOSS)                                 (96,570)             (47,211)
                                            ======               ======

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE QUARTER ENDED MARCH 31, 1997 AND MARCH 31, 1996
                           (Expressed in U.S. dollars)


                                                                             Total
                                                      Capital             Stockholders'
                                                       Stock     Deficit     Equity


BALANCE as of December 31, 1995                       9,488,886 (3,436,596)  6,052,290

CAPITAL STOCK INCREASE (2,902,572 Common Stock)       1,655,954          0   1,655,954

PREFERRED STOCK TO COMMON STOCK CONVERSION:
(Increase in Common Stock: 800,000 Common Shares)       500,000          0     500,000
(Reduction in Preferred Stock: 500 Preferred
  Shares)                                            (  500,000)         0  (  500,000)

Net Loss                                                      0  ( 503,062) (  503,062)
                                                     ----------   --------   ---------

BALANCE as of December 31, 1996                      11,144,840 (3,939,658)  7,205,182

Deduct treasury stock (20,000 Shares at cost)                 0          0  (   25,971)

Net Loss                                                      0   ( 96,570) (   96,570)
                                                     ----------  ---------   ---------
          BALANCE as of March 31, 1997               11,144,840 (4,036,228) 7,082,641
                                                     ========== ==========  =========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTER ENDED MARCH 31, 1997 AND MARCH 31, 1996
                           (Expressed in U.S. dollars)


                                               THREE MONTHS ENDED MARCH 31,
                                                    1997         1996
CASH FLOWS (USED IN)
 OPERATING ACTIVITIES
Net Loss                                        ( 96,570)    ( 47,211)
Adjustments to reconcile net loss
 with net cash used in operations -
Depreciation                                      14,541       14,112
Traslation adjustment                                196     ( 35,277)
                                                 -------      -------
                                                ( 81,833)    ( 68,376)
NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES:
 Increase in prepaid expenses
 and other current assets                       (  1,138)    (  9,422)
Increase (Decrease) accrued liabilities         ( 10,546)    ( 30,128)
Increase (Decrease) accounts payable              26,851     (252,092)
Payment of employee severance benefits              (382)           0
                                                 -------      -------
Net cash used in operating activities           ( 67,048)    (360,018)
                                                 -------      -------

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of fixed assets                               0      (25,229)
Increase in mining concessions                  ( 25,215)    (159,651)
Treasury Stock                                  ( 25,971)           0
Increase, (decrease) in other assets                 293     (  8,409)
                                                 -------      -------
Net cash used in investing activities           ( 50,893)    (193,289)
                                                 -------      -------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
(Decrease) in long term account
payable                                             (343)        (261)
Increase (Decrease) in bank loans                      0       30,881
Increase in capital stock                              0      451,000
                                               ----------   ---------
Net cash provided by financing Activities           (343)     481,620
                                               ----------   ---------

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH         (196)      35,277
                                               -----------  ---------
(DECREASE) INCREASE IN CASH                   (  118,480)     (36,410)

CASH AT BEGINNING OF PERIOD                      133,280       44,169
                                               ---------    ---------
CASH AT END OF PERIOD                             14,800        7,759
                                               =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview


            The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $4,036,228 through March 31, 1997, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited revenues and that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1996 has been prepared on the basis that the Company will continue as a going concern.


Results of Operations


          Quarter ended March 31, 1997 compared to Quarter ended March 31, 1996.

            There was no income for the quarter ended March 31, 1997 compared to income of $ 38,361 for the quarter ended March 31, 1996. For the three months ended March 31, 1996 the Company's income was primarily attributable to foreign currency exchange gain.

            Administrative expenses were $96,570, for the quarter ended March 31, 1997 compared to $82,488 for the quarter ended March 31, 1996.

            Due to the lack of income and the increase in administrative expenses, the net loss for the quarter ended March 31, 1997 increased to $96,570 as compared to a net loss of $47,211 for the quarter ended March 31, 1996.

Changes in Financial Condition - From December 31, 1996 to March 31, 1997.

            The Company's Assets decreased from $10,372,186 for the year ended December 31, 1996 to $10,265,325 due primarily to a decrease in cash.

            See "Liquidity and Capital Resources" for a description of a foreign Private Placement consumated subsequent to March 31, 1997.


Liquidity and Capital Resources

            The Company had $125,000 in working capital as of March 31, 1996, compared with working capital of $116,984 as of March 31, 1997.

            The change in working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

            At March 31, 1997, the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on August 4, 1997. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concessions currently amounts to $2,959,908. Such amount relates to approximately $390,000 in payments due on the Fortuna I Concession, and the balance relates to the El Progreso Concession, which the Company is currently renegotiating.

            In late 1995 and January 1996 the Company raised approximately $350,000 from a foreign private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and bore interest at 8%. In March 1996, all of the promissory notes were converted into an aggregate of 700,000 shares of the Company's Common Stock.

            During 1996 the Company raised aproximately $ 677,843 from two foreign private placements of Common Stock to investors who reside outside the United States, including officers and directors of the Company. The Company has issued 1,250,000 shares of Common Stock in connection with these private placements.

            Subsequent to March 31, 1997 the Company raised approximately $ 160,000 from a foreign Private Placement of Common Stock to investors who reside outside the United States. The Company issued 425,669 shares of Common Stock in connection with this Private Placement.

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

PART II -               OTHER INFORMATION
---------------------------------

Item 1.     Legal Proccedings
            Not applicable.

Item 2.     Changes in Securities
            Not Applicable.

Item 3.     Default Upon Senior Securities
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:
            Not applicable.

Item 5.     Other Information.

            a)        Current Events

            1) The Company is initiating a drilling program on three of the five anomalous zones of its La Fortuna Concession. A total of eight diamond drill holes for a total 1,075 meters to investigate the Central Zone (600 m), the Foco Zone (250 m) and the Fortuna Zone (225 m) constitutes the initial two month program.

                      The La Fortuna Concession has had trenching operations on two mineralized zones with 100 meters in width. Sampling indicates grades of 1 to 3 grams per tonne and the Central zone assayed 1.05 grams per tonne over 99 meters in saprolite. Both zones are open in both directions along strike and to depth.

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


Date:



                                      /s/ Henry Bloch
                                      ------------------------
                                      Henry Bloch
                                      Chief Financial Officer