Form 10QSB
period 1997-06-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1997-08-14
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended June 30, 1997.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                        Commission File Number 33-4844-D

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.




        DELAWARE                                  84-1023321
(State or other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

Calle Los Laboratorios,
Torre Beta, Piso 2, Ofic. 208
Caracas, Venezuela.                                 1071
(Address of principal executive offices)        (Zip  code)

(Telephone) (58-2) 238-23-32   (Fax) (58-2) 239-84-29


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the registrant's common stock is 12,637,127 (as of August 13, 1997).

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED)



1.          GENERAL


            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1996, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 1997
                           (Expressed in U.S. dollars)


                                                  JUNE 30,  DECEMBER 31,
                                                    1997        1996
                                                (UNAUDITED)  (AUDITED)

ASSETS

CURRENT ASSETS:
 Cash                                               32,728      133,280
 Prepaid Expenses and Other Current Assets          58,728       41,215
                                                ----------   ----------
  Total Current Assets                              91,456      174,495

FIXED ASSETS, Net                                  292,968      322,053

MINING CONCESSION                                9,515,011    9,359,961

OTHER ASSETS                                       515,214      515,677
                                                ----------   ----------
                                                10,414,649   10,372,186
                                                ----------   ----------

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
 Bank Loans                                        176,741      170,000
 Accounts Payable                                  148,663       15,968
 Accrued Liabilities                                 6,220       13,942
                                                ----------   ----------
  Total Current Liabilities                        331,624      199,910


LONG-TERM DEBT                                   2,959,544    2,960,251

PROVISIONS FOR EMPLOYEE SEVERANCE BENEFITS           6,365        6,843
                                                ----------   ----------

 Total Liabilities                               3,297,533    3,167,004
                                                ----------   ----------

STOCKHOLDERS' EQUITY
         Capital Stock                          11,361,940   11,144,840

         Acumulated Losses                     ( 4,218,853) ( 3,939,658)

         Deduct treasury stock                 (    25,971)           0
                                                ----------   ----------
Total Stockholders' Equity                       7,117,116    7,205,182
                                                ----------   ----------
                                                10,414,649   10,372,186
                                                ==========   ==========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)





                           SIX  MONTHS ENDED  JUNE  30,    THREE MONTHS ENDED JUNE 30,

                                 1997          1996                1997       1996
                                 ----          ----                ----       ----



 ADMINISTRATION EXPENSES       (278,052)    (189,601)           (181,678)  (107,113)
                                -------      -------            --------    -------




OTHER INCOME (EXPENSES):

 Translation adjustment         ( 1,143)      62,007                (947)    26,730
                                 ------       ------             -------     ------

 Total other income (expenses)  ( 1,143)      62,007                (947)    26,730
                                 ------       ------             -------     ------

NET (LOSS)                     (279,195)    (127,594)           (182,625)   (80,383)
                                =======      =======             =======     ======

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)


                                                                             Total
                                                      Capital             Stockholders'
                                                       Stock     Deficit     Equity
                                                       -----     -------     ------


BALANCE as of December 31, 1995                       9,488,886 (3,436,596)  6,052,290

Capital Stock Increase (2,902,572 Common Stock)       1,655,954          0   1,655,954

PREFERRED STOCK TO COMMON STOCK CONVERSION:
(Increase in Common Stock: 800,000 Common Shares)       500,000          0     500,000
(Reduction in Preferred Stock: 500 Preferred Shares) (  500,000)         0  (  500,000)

Net Loss                                                      0 (  503,062) (  503,062)
                                                     ----------  ---------   ---------

BALANCE as of December 31, 1996                      11,144,840 (3,939,658)  7,205,182

Capital Stock Increase (508,242 Common Shares)          217,100          0     217,100

Deduct Treasury Stock (20,000 Shares at cost)                 0          0  (   25,971)

Net Loss                                                      0 (  279,195) (  279,195)
                                                     ---------- ----------  ----------
BALANCE as of June 30, 1997                          11,361,940 (4,218,853) (7,117,116)
                                                     ========== =========== ===========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE PERIOD ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)


                                                SIX MONTHS ENDED JUNE 30,
                                                   1997         1996

CASH FLOWS (USED IN)
 OPERATING ACTIVITIES:
Net (Loss)                                      (279,195)    (127,594)
Adjustments to reconcile net loss with
  net cash used in operations -
Depreciation                                      29,085       27,845
Traslation adjustment                              1,143     ( 62,007)
                                                 -------      -------
                                                (248,967)    (161,756)
NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES:
Increase in prepaid expenses
and other current assets                        ( 17,513)      31,000
(Decrease) in accrued liabilities               (  7,722)    ( 39,768)
Increase (Decrease) accounts payable             132,695     (647,190)
Payment of employee severance benefits              (478)    (  3,184)
                                                 -------      -------
Net cash used in operating activities           (141,985)    (820,898)
                                                 -------      -------

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of fixed assets                               0      (27,101)
Increase in mining concessions                  (155,050)    (212,829)
Treasury Stock                                  ( 25,971)           0
Increase (decrease) in other assets                  463     (  7,278)
                                                 -------      -------
Net cash used in investing activities           (180,558)    (247,208)
                                                 -------      -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease) in long term account payable             (707)     ( 2,601)
Increase (Decrease) in bank loans                  6,741      (18,245)
Increase in capital stock                        217,100      994,111
                                               ----------   ---------
Net cash provided by financing Activities        223,134      973,265
                                               ----------   ---------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH   (    1,143)      62,007
                                                ----------  ---------
(DECREASE) IN CASH                            (  100,552)     (32,834)
CASH AT BEGINNING OF PERIOD                      133,280       44,169
                                               ---------    ---------
CASH AT END OF PERIOD                             32,728       11,335
                                               =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview


            The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $4,218,853 through June 30, 1997, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. For the six months ended June 30, 1997 the Company had no revenues. Management believes that the Company will continue to have limited or no revenues and that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1996 has been prepared on the basis that the Company will continue as a going concern.


Results of Operations


          Quarter and six months ended June 30, 1997 compared to Quarter and six months ended June 30, 1996.

            There was no income for the quarter ended June 30, 1997 compared to income of $ 26,730 for the quarter ended June 30, 1996. For the six months ended June 30, 1997 there was no income compared to $62,007 for the six months ended June 30, 1996. For the three and six months ended June 30, 1996 the Company's income was primarily attributable to foreign currency exchange gain.

            Administrative expenses were $181,678, for the quarter ended June 30, 1997 compared to $107,113 for the quarter ended June 30, 1996, and $278,052 for the six months ended June 30, 1997 compared to $189,601 for the six months ended June 30, 1996.

            Due to the lack of income and the increase in administrative expenses, the net loss for the quarter ended June 30, 1997 increased to $182,625 as compared to a net loss of $80,383 for the quarter ended June 30, 1996, and for the six months ended June 30, 1997 the net loss increased to $ 279,195 as compared to a net loss of $127,594 for the six months ended June 30, 1996.

Changes in Financial Condition - From December 31, 1996 to June 30, 1997.

            The Company's Assets increased from $10,372,186 for the year ended December 31, 1996 to $10,414,649 due primarily to investments made for the drilling in La Fortuna I Concession.


Liquidity and Capital Resources

            The Company had $217,100 in working capital as of June 30, 1997, compared with working capital of $276,948 as of June 30, 1996.

            The change in working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

            At June 30, 1997, the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on February 2, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concessions currently amounts to $2,959,908. Such amount relates to approximately $390,000 in payments due on the Fortuna I Concession, and the balance relates to the El Progreso Concession, which the Company is currently renegotiating. There can be no assurance that the Company will be successful in such renegotiations.

            In late 1995 and January 1996 the Company raised approximately $ 350,000 from a foreign private placement of 35 Units, each unit consisting of a $ 10,000 principal amount promissory note. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into an aggregate of 700,000 shares of the Company's Common Stock.

            During 1996 the Company raised aproximately $ 677,843 from two foreign private placements of Common Stock to investors who reside outside the United States, including officers and directors of the Company. The Company has issued 1,250,000 shares of Common Stock in connection with these private placements.

            During the quarter ended June 30,1997 the Company raised approximately $ 217,100 from a foreign Private Placement of Common Stock to investors who reside outside the United States. The Company issued 508,242 shares of Common Stock in connection with this Private Placement.

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


Item 1.     Legal Proccedings
            Not applicable.

Item 2.     Changes in Securities
            Not Applicable.

Item 3.     Default Upon Senior Securities
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders:

            a) An annual meeting was held on June 18, 1997 in Caracas, Venezuela.

            b)    The  annual  meeting  involved  election  of  Directors.   All
                  Directors were reelected.

                  Votes: For 10,265,976            Against: 0

Item 5.     Other Information.

            a)    Current Events

            1) During the second quarter of 1997 diamond core drilling and trenching activities were taken out on La Fortuna I Concession. A total of 1,013m of drilling was completed, and 770 samples were analysed for gold. From the trenching in the N.W. Zone a total of 49 samples were analysed for gold.

                  Drilling in the Central Zone intersected a number of narrow mineralised zones, some relatively high grade. Additional drilling would need to be undertaken to prove lateral and depth continuity of identified mineralisation. There still remain uncertainties as to the orientation of mineralising structures due to the structural complexity of the Central Zone.

                  In La Fortuna Zone, there is the possibility of identifying a narrow high grade vein or zone amenable to surface mining. Two narrow high grade zones of mineralisation have been detected that warrant further exploration activity.

                  The N.W. Zone continues to be a zone of significant interest. The results from Trench 27A shows a broad zone of low grade mineralisation. Additional work in the form of trenches and augering, prior to drilling, should be undertaken in the N.W. Zone.

            2) The alluvial gold plant was installed and fine tuned at Bochinchito Concession during 1996. Production at El Bochinchito has been delayed as the Company concentrates on what appears to be a major discovery in altered gabbro at La Fortuna I. Trial runs with the plant have indicated some problems with clay balls which will require some minor modifications to the plant.


Item 6.     Exhibits and reports on Form 8-K.

            a)    Exhibits - None.
            b)    Reports on Form 8-K - None.

                               S I G N A T U R E S




            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


Date:



                                      /s/ Henry Bloch
                                      -----------------------
                                      Henry Bloch
                                      Chief Financial Officer