Form 10QSB
period 1997-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1997-11-12
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended September 30, 1997.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the registrant's common stock is 12,692,683 (as of November 11, 1997).

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          GENERAL


            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1996, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustments are of a normal and recurring nature. However, the results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 1997
                           (Expressed in U.S. dollars)


                                              SEPTEMBER 30,  DECEMBER 31,
                                                    1997        1996
                                                (UNAUDITED)  (AUDITED)
                                                -----------  ---------

ASSETS

CURRENT ASSETS:
 Cash                                               12,796      133,280
 Prepaid Expenses and Other Current Assets          59,243       41,215
                                                ----------   ----------
  Total Current Assets                              72,039      174,495

FIXED ASSETS, Net                                  278,070      322,053

MINING CONCESSION                                9,543,850    9,359,961

OTHER ASSETS                                       515,031      515,677
                                                ----------   ----------
                                                10,408,990   10,372,186
                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank Loans                                        217,219      170,000
 Accounts Payable                                  153,209       15,968
 Accrued Liabilities                                 5,452       13,942
                                                ----------   ----------
  Total Current Liabilities                        375,880      199,910


LONG-TERM ACCOUNTS PAYABLE                       2,959,389    2,960,251

PROVISIONS FOR EMPLOYEE SEVERANCE BENEFITS          12,727        6,843
                                                ----------   ----------

 Total Liabilities                               3,347,996    3,167,004
                                                ----------   ----------

STOCKHOLDERS' EQUITY
 Capital Stock                                  11,430,829   11,144,840

 Acumulated Losses                             ( 4,343,864) ( 3,939,658)

 Deduct treasury stock                         (    25,971)           0
                                                ----------   ----------
 Total Stockholders' Equity                      7,060,994    7,205,182
                                                ----------   ----------
                                                10,408,990   10,372,186
                                                ==========   ==========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)


                        NINE  MONTHS ENDED  SEPTEMBER 30,    THREE MONTHS ENDED SEPTEMBER 30,

                                 1997          1996                1997       1996
                                 ----          ----                ----       ----



 ADMINISTRATION EXPENSES       (401,954)    (331,334)           (123,902)  (141,733)
                                -------      -------            --------    -------


OTHER INCOME (EXPENSES):

 Translation adjustment         ( 2,252)      64,126            (  1,109)     2,119
                                 ------       ------             -------     ------

 Total other income (expenses)  ( 2,252)      64,126               1,109      2,119
                                 ------       ------             -------     ------

NET (LOSS)                     (404,206)    (267,208)           (125,011)  (139,614)
                                =======      =======             =======    =======

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)


                                                                             Total
                                                      Capital             Stockholders'
                                                       Stock     Deficit     Equity
                                                       -----     -------     ------

BALANCE as of December 31, 1995                       9,488,886 (3,436,596)  6,052,290

Capital Stock Increase (2,902,572 Common Stock)       1,655,954          0   1,655,954

PREFERRED STOCK TO COMMON STOCK CONVERSION:
(Increase in Common Stock: 800,000 Common Shares)       500,000          0     500,000
(Reduction in Preferred Stock: 500 Preferred Shares) (  500,000)         0  (  500,000)

Net Loss                                                      0 (  503,062) (  503,062)
                                                     ----------  ---------   ---------

BALANCE as of December 31, 1996                      11,144,840 (3,939,658)  7,205,182

Capital Stock Increase (609,952 Common Shares)          285,989          0     285,989

Deduct Treasury Stock (20,000 Shares at cost)                 0          0  (   25,971)

Net Loss                                                      0 (  404,206) (  404,206)
                                                     ---------- ----------  ----------
BALANCE as of September 30, 1997                     11,430,829 (4,343,864)  7,060,994
                                                     ========== =========== ==========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)
                           (Expressed in U.S. dollars)


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   1997         1996
                                                   ----         ----

CASH FLOWS (USED IN)
 OPERATING ACTIVITIES:
Net (Loss)                                      (404,206)    (267,208)
Adjustments to reconcile net loss with
  net cash used in operations -
Depreciation                                      43,983       42,274
Traslation adjustment                              2,252     ( 64,126)
Provision for employee severance benefits          9,829            0
Other                                                  0            0
                                                --------      -------
                                                (348,142)    (289,060)

NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES:
(Increase) in prepaid expenses
and other current assets                        ( 18,028)      27,167
Increase (Decrease) in accrued liabilities      (  8,490)    ( 49,415)
Increase (Decrease) accounts payable             137,241     (542,138)
Payment of employee severance benefits          (  3,945)    (  2,766)
                                                 -------      -------
Net cash used in operating activities           (241,364)    (856,212)
                                                 -------      -------

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of fixed assets                               0      (27,101)
Increase in mining concessions                  (183,889)    (246,122)
Treasury Stock                                  ( 25,971)           0
Increase (Decrease) in other assets                  646     (  7,125)
                                                 -------      -------
Net cash used in investing activities           (209,214)    (280,348)
                                                 -------      -------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease) in long-term accounts payable            (862)     ( 2,684)
(Decrease) Increase in bank loans                 47,219        9,355
Increase in capital stock                        285,989    1,026,377
                                               ----------   ---------
Net cash provided by financing activities        332,346    1,033,048
                                               ----------   ---------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH   (    2,252)      64,126
                                                ----------  ---------
(DECREASE) INCREASE IN CASH                   (  120,484)     (39,386)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD    133,280       44,169
                                               ---------    ---------
CASH & CASH EQUIVALENT AT END OF PERIOD           12,796        4,783
                                               =========    =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview


            The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $4,343,864 through September 30, 1997, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. For the nine months ended September 30, 1997 the Company had no revenues. Management believes that the Company will continue to have limited or no revenues and that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that Management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1996 has been prepared on the basis that the Company will continue as a going concern.


Results of Operations


          Quarter ended September 30, 1997 compared to Quarter ended September 30, 1996.

            There was no income for the quarter ended September 30, 1997 compared to income of $ 2,119 for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 there was no income compared to income of $64,126 for the nine months ended September 30, 1996. For the three and nine months ended September 30, 1996 the Company's income was primarily attributable to foreign currency exchange gain.

            Administrative expenses were $123,902, for the quarter ended September 30, 1997 compared to $141,733 for the quarter ended September 30, 1996, and $404,206 for the nine months ended September 30, 1997 compared to $331,334 for the nine months ended September 30, 1996.

            Due to the lack of income and the increase in administrative expenses, the net loss for the quarter ended September 30, 1997 decreased to $125,011 as compared to a net loss of $139,614 for the quarter ended September 30, 1996, and for the nine months ended September 30, 1997 the net loss increased to $ 404,206 as compared to a net loss of $267,208 for the nine months ended September 30, 1996.

Changes in Financial Condition - From December 31, 1996 to September 30, 1997.

            The Company's Assets increased from $10,372,186 for the year ended December 31, 1996 to $10,408,990 due primarily to investments made for the drilling in La Fortuna I Concession.


Liquidity and Capital Resources

            The Company had $285,989 in working capital as of September 30, 1997, compared with working capital of $293,266 as of September 30, 1996.

            The change in working capital was primarily due to the receipt of proceeds from the foreign private placement offering described below offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

            At September 30, 1997, the Company had a note payable to a bank outstanding in the amount of $170,000. The loan bears interest at 6% per annum and matures on February 2, 1998. The Company's subsidiaries had two notes payable to a Venezuelan Bank for the total equivalent amount of $ 47,219. These loans bear interest at 33% per annum and mature on September 30, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concessions currently amounts to $2,959,389. Such amount relates to approximately $390,000 in payments due on the Fortuna I Concession, and the balance relates to the El Progreso Concession, which the Company is currently renegotiating. There can be no assurance that the Company will be successful in such renegotiations.

            In late 1995 and January 1996 the Company raised approximately $350,000 from a foreign private placement of 35 Units, each unit consisting of a convertible $ 10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and bore interest at 8%. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into an aggregate of 700,000 shares of the Company's Common Stock.

            During 1996 the Company raised aproximately $ 677,843 from two foreign private placements of Common Stock to investors who reside outside the United States, including officers and directors of the Company. The Company issued 1,250,000 shares of Common Stock in connection with these private placements.

            During the nine months ended September 30,1997 the Company raised approximately $ 285,989 from a foreign Private Placement of Common Stock to investors who reside outside the United States. The Company issued 609,952 shares of Common Stock in connection with this Private Placement.

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

PART II -   OTHER INFORMATION
-----------------------------

Item 1.     Legal Proccedings
            Not applicable.

Item 2.     Changes in Securities
            As described under "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" the Company has raised approximately $ 285,989 from a foreign private placement whereby the Company has issued 609,952 shares of Common Stock. Of such amount, $68,889 was raised in the three months ended September 30, 1997 and the Company issued 101,710 shares in the three months ended September 30, 1997. There were no underwriting discounts or commissions paid in connection with this issuance and the Company sold such securities pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Default Upon Senior Securities
            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders
            Not appicable.

Item 5.     Other Information.

                  Current Events

                  During the third quarter of 1997, augering and trenching activities were taken out on La fortuna I Concession. A total of 294 meters of augering was completed and 103 samples were analysed for gold. From the trenching in the N.W. Zone a total of 60 samples were analysed for gold.

                  The augering in the Central Zone showed the presence of a large area with a good potential for surface mining.

                  The augering and trenching in the N.W. Zone confirms that the Zone continues to be of significant interest. The area arround Trench T-27A continues to be the best in the N.W. Zone.

                  Additional work in the form of trenches and augering, prior to drilling should be undertaken.

Item 6.     Exhibits and reports on Form 8-K.

            a)  Exhibits - None.
            b)  Reports on Form 8-K - None.

                               S I G N A T U R E S


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.


Date: November 11, 1997



                                                        /s/ Henry Bloch
                                                        -----------------------
                                                        Henry Bloch
                                                        Chief Financial Officer