Form 10KSB
period 1997-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1998-03-31
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                  FORM 10-KSB


(Mark One)


/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT
         OF 1934 (NO FEE REQUIRED)

For the transition period from  _____________to _____________

                        Commission file number 33-4844-D
                                               ---------

                    AMERICANA GOLD & DIAMOND HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                  84-1023321
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification Nss.)
incorporation or organization)

Calle Los Laboratorios, Torre Beta, Piso 2, Ofic. 208,              1071
Los Ruices, Caracas 1071, Venezuela
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number, including area code:(011)-(582)-238-2332 -
                                               Fx: 239-8429
--------------------------------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

            Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registratnt was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /.

            Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulaton S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

            State issuer's revenues for its most recent year. $ 23,903
            ----------------------------------------------------------

            State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of(See definition of affiliate in Rule 12b-2 of the Exchange Act). $ 5,800,781

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumption , if the assumptions are stated.

            Indicate the number of shares outstanding of the Issuer's Common Stock, as of the latest practicable date. At March 1, 1997 there was outstanding 12,692,683 shares of the Issuer's Common Stock, $.001 par value.

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

         The Company has limited capital resources and is actively seeking other sources of capital in order to meet its working capital needs. The independent auditor's report for the fiscal year ended December 31, 1997 has been prepared assuming that the Company will continue as a going concern. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See "Management's Discussions and Analysis or Plan of Operation."


         (b) Business of Issue:

         (1) Principal products or services and their markets.

         The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela's Guayana Shield. The Company currently has the rights to four concessions (El Bochinchito, Fortuna I, Progresso IV and Progresso V) which it believes may lead to gold production. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below. Estimates for vein deposits on all of the Company's projects are highly speculative and are based on experience at similar properties. There can be no assurance that such estimates will in fact be accurate.

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

         AGD has completed sampling and geochemical work on El Bochinchito's alluvial deposits. The alluvial gold plant was installed and fine tuned at Bochinchito Concession during the First Quarter 1996. Production at El Bochinchito has been delayed as the Company concentrates on what appears to be a major discovery in altered gabbro at La Fortuna I, though there can be no assurance of the extent of the altered gabbro. Trial runs with the plant have indicated some problems with clay balls which will require some minor modifications to the plant.


Fortuna I Concession

         In October 1994, the Company purchased the La Fortuna I Mining Concession from Inversiones Megold C.A. ("Inversiones"), for a total purchase price of $2,000,000. Fortuna I is located about 45 kilometers north of Las Cristinas, Placer Dome's 7.7 million ounce gold find, at kilometer 88 in Bolivar State. Fortuna I is accessible by a paved road to 34 kilometers then a 4 by 4 gravel road 22 kilometers to the property with a ferry crossing at the Cuyuni River. The Las Cristinas area is considered by many North American mining experts to be the prime gold exploration area in Venezuela and significant exploration activity is taking place at this time. Fortuna I possesses both alluvial deposits and veins. The petrology of the La Fortuna Concession area is made up of basic to intermediate volcanics, Pastora-Botanamo Super Group rock, mainly metabasalts and metagalbroc and Caballape Formation, andesite agglomerates. The rocks in the mineralized zones are usually sericitized, pyritized and kaolinized, especially near the veins. No attempt has been made by the Company's independent professional engineer to estimate tonnages for this property.

         During the first quarter of 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of
1.05 grams per tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the second and third Quarter of 1996 confirmed results of previous trenching, and better defined targets for drill-holes into Central Zone. Additional trenching of Fortuna Zone and other targets in the concession was completed at the end of the year. During 1997 an initial drilling program was conducted. A total of 1013 m of drilling was completed and 770 samples were analysed for gold. Diamond drilling confirmed the mineralization indicated in the trenching. Additional trenching and drilling has been recomended by the Company's Geologist and Professional Enginering Consultant.

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

         The Company currently has the following mining concessions: El Bochinchito, Fortuna I Concession, and Progreso 4 and 5. The Company is also negotiating to acquire the Bochinche 4 Concession from the Venezuelan government. For further information with respect to the Company's Concessions see "Business -- Principal products or services and their markets."


         (8) Need for any governmental approval of principal products or services.

                                 Not applicable.


         (9) Effect of existing or probable governmental regulation on the business.

         The regime for the commercialization of gold in Venezuela is essentially divided into two areas: (i) internal commercialiation of gold; and
(ii) external commercialization of gold. With respect to internal commercialization, gold may be sold to either third parties or to the Venezuelan Central Bank (the "VCB") or to one of its agent banks. Generally sales to third parties in Venezuela require the payment of an exploitation tax of at least 3% as opposed to 1% if it is sold to the VCB or one of its agents. With respect to external commercialization, on May 31, 1995, the Central Bank of Venezuela issued Resolution No.95-05-05 which regulates gold and gold alloy exports. The most significant aspects of this regulation are as follows:


         ~ The exportation of gold and gold alloys are authorized. For this purpose, the interested party must register in the Gold Exporters' registry maintained by the Central Bank of Venezuela.

         ~ The authorization request will be effected before the Central Bank of Venezuela, accompanied by certification that a minimum of fourty percent (40%) of the amount calculated in kilograms of cast or refined gold, resulting from adding the amount specified in the export request to the amount destined to the internal market has been sent to the internal market. This authorization will be granted for a term of 45 consecutive calendar days.

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

         The  Company  has  spent   approximately  $  322,000  in  gold  deposit
exploration during 1997 and $ 235,429 during 1996.

         (11) Costs and effects of compliance with environmental laws.

         The  Company  has  spent   approximately   $1,000  in  compliance  with
Venezuelan environmental laws.

         (12) Number of total employees and number of full time employees.

         At March 21, 1997, the Company employed twenty five (25) employees.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the holders of the Company's Common Stock, during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         As indicated below, the Company's Common Stock has been trading below $1.00 per share. Under new rules promulgated by the Nasdaq SmallCap Market ("NASDAQ"), a security is subject to delisting from NASDAQ if its trading price is below $1.00. Trading, if any, of the Common Stock would thereafter be conducted in the OTC Bulletin Board. As a result of such inelegibility for quotations, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stocks market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited invetors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

         The Common Stock of the Company is currently quoted on NASDAQ. The high and low bid quotations for each quarterly period for fiscal 1996 and fiscal 1997 are listed below. The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual.

                          Fiscal 1996                   High           Low
                          -----------                   ----           ---

            1st quarter . . . . . . . . . . . . .       1.00           .56
            2nd quarter . . . . . . . . . . . . .        .87           .56
            3rd quarter . . . . . . . . . . . . .        .75           .50
            4th quarter . . . . . . . . . . . . .       1.37           .37

                          Fiscal 1997                   High           Low
                          -----------                   ----           ---

            1st quarter . . . . . . . . . . . . .       1.14           .82
            2nd quarter . . . . . . . . . . . . .        .82           .68
            3rd quarter . . . . . . . . . . . . .        .83           .73
            4th quarter . . . . . . . . . . . . .        .64           .45

         (b) The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

         (c) As of March 20, 1998, there were approximately 325 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company's Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

         The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $ 4,514,871 through December 31, 1997, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1997 has been prepared assuming that the Company will continue as a going concern.

         During 1989, the Company purchased the rights for mining and exploitation of gold and diamonds on a land extension designated "El Progreso 4" and "El Progreso 5". Each concession has a surface area of 500 hectares. These concessions are located in the Jurisdiction of the Dalla Costa Municipality, of the Sifontes District of the State of Bolivar. The cost of these mining concessions was approximately $5,400,000 of which the Company has paid approximately $ 2,833,000, and additional exploration costs have been incurred. The Company started renegotiating the terms and conditions of the Purchase Agreement for the El Progreso 4 and 5 concessions. The Company has stopped payments and suspended exploration activities on such concessions until a new agreement is reached.

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

         In  October  1994,  the  Company  purchased  the La  Fortuna  I  Mining
Concession form Inversiones Megold C.A., for a total purchase price of $2,000,000 as follows:

     1) $500,000 in cash payments, to be paid on the following dates: a) $100,000 on October 31, 1994; b) $200,000 on February 28, 1995; c)
         $200,000 on May 31, 1995. The remaining balance of $1,500,000 was paid to Inversiones Megold, C.A., through the delivery of capital stock of the Company, as follows: a) an amount of Series C Convertible Preferred Stock of the Company equivalent to $500,000 as of the date of the agreement convetible to Common Stock market after an eighteen (18) month period; c) an amount of Common Stock equivalent to $500,000 on October 18, 1994; and c) an amount of Common Stock equivalent to $500,000 on April 5, 1995. Conversion of dollars into Common Stock is based on a formula prescribed in the agreement. To date the balance to be paid in cash to Inversiones Megold, C.A. is $390,000.

Results of Operations

         Fiscal year ended December 31, 1997 Compared to Fiscal year ended December 31, 1996.

         Total income for the year ended December 31, 1997 was $ 23,903 compared to $ 69,774 for the year ended December 31, 1996, a net decrease of $ 45,871. This decrease is primarily attributable to a decrease in gains from foreing currency exchanges.

         Administrative expenses were $ 599,116 for the year ended December 31, 1997 compared to $ 572,836 for the year ended December 31, 1996.

         Primarily due to a continued lack of revenues from operations, the net loss for the year ended December 31, 1997 was $ 572,213 as compared to a net loss of $ 503,062 for the year ended December 31, 1996.

Liquidity and Capital Resources

         The Company had $ 335,712 in working capital as of December 31, 1997, compared with working capital of $ 677,843 as of December 31, 1996.

         The 1997 working capital was primarily due to the receipt of proceeds from private placements offering described below offset by the funding of operations and the Company's investments in La Fortuna and Bochinchito concessions.

         At December 31, 1997 the Company had a note payable to a bank outstanding in the amount of $183,739. The loan bears interest at 7.625% per annum and matures on July 27, 1998. The Company's subsidiries had three notes payable to a Venezuelan Bank for the total equivalent amount of $ 49,723. These loans bear interest at 34% per annum and mature on September, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and explorations rights of mining concessions currently amounts to $ 2,960,251. Such amount relates to payments due on the Fortuna I concession, approximately $ 390,000 and the balance relates to the El Progreso concession, which the Company is currently renegotiating.

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

         In 1996 the Company raised approximately $ 677,843 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 1,250,000 shares of its Common Stock in connection with the Private Placements.

         In 1997 the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its Common Stock in connection with the Private Placements.

         The Company's management is currently seeking to raise funds to ensure that the Company's operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partneships with other mining companies in the La Fortuna area. There can be no assurance that the Company will be successful in raising the necesary funds or finding other alternatives to ensure that the Company's operations will continue or that the Company can operate the La Fortuna concession. Moreover, the sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders.

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

            (a)    Exhibit

                   No.

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

            3.2    The Company's By-laws. **

            3.3 Certificate of Designation for the Series A. Series B and Series C Convertible Preferred Stock. *

            4.1    Form of Common Stock Certificate. **

           10.1    Agreement between Inversiones Megold, C.A. and the Company.*

           10.2    Form of Promisory  Note issued in a 1996  Private  Placement.
                   ***

           27      Financial Data Schedule.****


                   * Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994.

                   ** Incorporated by reference to the Company's Form 8-A, dated February 10, 1993.

                   *** Incorporated by reference to the Company's Form 10-KSB for the Fiscal year ended December 31, 1996.

                  ****   Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela on the 21st day of March, 1998.


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

 Signature                          Title                             Date
 ---------                          -----                             ----


/s/ Carlos Hausmann
------------------------
 Carlos Hausmann             C.E.O. & Director                    March 21, 1998


/s/ Jose Pereira
------------------------
 Jose Pereira                Director & General Manager           March 21, 1998


/s/ David Zrihen
------------------------
 David Zrihen                Treasurer & Director                 March 21, 1998


/s/ David Bassan
------------------------
 David Bassan                Director & Controller                March 21, 1998


/s/ Clement W. Cohen
------------------------
 Clement W. Cohen            Director                             March 21, 1998


/s/ Thomaz Klingberg
------------------------
 Thomaz Klingberg            Director & Secretary                 March 21, 1998



------------------------
 Alberto Cohen               Director                             March   , 1998

To the Shareholders of
Americana Gold and Diamond Holdings, Inc. and Subsidiaries:

We have audited the consolidated balance sheets of AMERICANA GOLD AND DIAMOND HOLDINGS, INC. (a company incorporated in Delaware, USA) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the corresponding consolidated statements of income, statement of shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Company Management. Our responsibility is to issue an opinion on these consolidated financial statements based on our audits.

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

As explained in Note 4, in late 1992, the Company suspended exploration activities of the concessions denominated "El Progreso 4" and "El Progreso 5", which are recorded for US$ 7,210,141 and US$ 7,190,726 as of December 31, 1997 and 1996, respectively. The Company has not performed an independent technical appraisal on such concessions, in order to determine their net realization value at the aforementioned dates, in accordance with generally accepted accounting principles.

In our opinion, except for the effect of the adjustments, if any, resulting from obtaining the independent technical appraisal indicated in the preceding paragraph, the aforementioned consolidated financial statements present fairly, in all material respects, the consolidated financial position of Americana Gold and Diamond Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company's main activity during 1997 has been the exploration of a concession acquired during 1994 for US$ 2,385,249. Additionally, during the year ended December 31, 1997, the price of gold experienced a significant decrease in the international market, which has resulted in an uncertainty regarding the attraction of new investors for obtaining the funds required for exploration and exploitation activities. Management's plans regarding the development of this and other concessions are described in Note 4. We do not express an opinion regarding the feasibility of such studies and plans. The Company's continuity as a going concern and the recovery of acquisition costs of assets plus capitalized exploration costs are subject to the success of the Company's future operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


DELGADO, FAGUNDEZ & ASOCIADOS
(Representatives of Deloitte & Touche)


/s/ Judith M. Delgado M.
------------------------
Judith M. Delgado M.
C.P.C. No. 4036


February 13, 1998

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--ASSETS
DECEMBER 31, 1997 AND 1996
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                             1997         1996
                                                        -------------  ---------

ASSET
CURRENT ASSET:
     Cash ..........................................        14,524       133,280

     Prepaid expenses and other current assets .....        61,630        41,215
                                                        ----------    ----------

                   Total current assets ............        76,154       174,495

PROPERTY AND EQUIPMENT, net ........................       263,538       322,053

MINING CONCESSIONS-
          In exploration activities ................     2,385,249     2,169,235

MINING CONCESSIONS-
          Suspended exploration activities .........     7,210,141     7,190,726


OTHER ASSETS .......................................       514,879       515,677
                                                        ----------    ----------
                                                        10,449,961    10,372,186
                                                        ==========    ==========




The accompanying notes (1 to 10) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS--LIABILITIES AND SHAREHOLDERS' EQUITY
DECEMBER 31, 1997 AND 1996
(Expressed in U.S. dollars)

--------------------------------------------------------------------------------

                                                         1997            1996
                                                     -----------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank loans ..................................       233,462        170,000
     Accounts payable ............................       299,276         15,968
     Accrued liabilities .........................        28,762         13,942
                                                     -----------    -----------

                   Total current liabilities .....       561,500        199,910

LONG-TERM ACCOUNTS PAYABLE .......................     2,958,604      2,960,251

PROVISION FOR EMPLOYEE SEVERANCE BENEFITS ........        13,899          6,843
                                                     -----------    -----------

                   Total liabilities .............     3,534,003      3,167,004
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
     Capital stock ...............................    11,430,829     11,144,840
                                                     -----------    -----------

     Accumulated losses ..........................    (4,514,871)    (3,939,658)
                                                     -----------    -----------

                   Total shareholders' equity ....     6,915,958      7,205,182
                                                     -----------    -----------
                                                      10,449,961     10,372,186
                                                     ===========    ===========



The accompanying notes (1 to 10) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                           1997           1996
                                                        ---------      --------

INCOME:
     Other income ................................          --           36,635
     Adjustment for currency translation .........        23,903         33,139
                                                        --------       --------

                   Total income ..................        23,903         69,774
                                                        --------       --------

ADMINISTRATION EXPENSES ..........................      (495,827)      (553,874)

FINANCIAL INTEREST EXPENSES ......................      (103,289)       (18,962)
                                                        --------       --------

                   Net loss ......................      (575,213)      (503,062)
                                                        ========       ========




The accompanying notes (1 to 10) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                               1997          1996
                                                           ------------   ------------

   CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net loss                                               (575,213)     (503,062)
      Adjustments to reconcile net loss with net cash
        used in operating activities-
          Depreciation of property and equipment               58,515        59,188
          Gain in translation of foreign currency             (23,903)      (69,774)
          Provision for employee severance benefits             7,056         3,652
                                                           ----------    ----------
                                                             (533,545)     (509,996)

   NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
      (Decrease) increase in prepaid expenses
        and other current assets                              (20,415)       24,092
      Increase (decrease) in accrued liabilities               14,820       (40,062)
      Increase (decrease) in accounts payable                 288,190       (65,107)
      Payments of employee severance benefits                  (4,882)       (2,671)
                                                           ----------    ----------

               Net cash used in operating activities         (255,832)     (593,744)
                                                           ----------    ----------

   CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                         --         (33,276)
      Increase in mining concessions                         (235,429)     (322,226)
      Retirement of property and equipment                       --           9,471
      (Decrease) increase in other assets                         798        (7,742)
                                                           ----------    ----------

               Net cash used in investing activities         (234,631)     (353,773)
                                                           ----------    ----------

   CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      (Decrease) in long term account payable                  (1,647)       (3,058)
      Increase (decrease) in bank loans                        63,462       (57,931)
      Increase in shareholders' equity                        285,989     1,027,843
                                                           ----------    ----------

               Net cash provided by financing activities      347,804       966,854

   EFFECT OF EXCHANGE RATE VARIATIONS ON CASH                  23,903        69,774
                                                           ----------    ----------

   (DECREASE) INCREASE IN CASH                               (118,756)       89,111

   CASH AT BEGINNING OF YEAR                                  133,280        44,169
                                                           ----------    ----------

   CASH AT YEAR END                                            14,524       133,280
                                                           ==========    ==========

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
(Expressed in US dollars)
--------------------------------------------------------------------------------

                                                                     Total
                                      Capital    Accumulated      shareholders'
                                       stock       losses            equity
                                    ------------------------  ------------------

BALANCES, as of December 31, 1995    9,488,886   (3,436,596)    6,052,290
  Capital increase                   1,655,954         --       1,655,954
  Net loss                                --       (503,062)     (503,062)
                                    ----------   ----------    ----------
BALANCES, as of December 31, 1996   11,144,840   (3,939,658)    7,205,182
  Capital increase                     285,989         --         285,989
  Net loss                                --       (575,213)     (575,213)
                                    ----------   ----------    ----------
BALANCES, as of December 31, 1997   11,430,829   (4,514,871)    6,915,958
                                    ==========   ==========    ==========




The accompanying notes (1 to 10) form an integral part of these consolidated financial statements.

AMERICANA GOLD AND DIAMOND HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


NOTE  1 - INCORPORATION, PURPOSE  AND OPERATION OF THE COMPANY

The Company was incorporated in 1993, through the merger of Americana Gold and Diamond Mining Corporation (incorporated in Tortola, British Virgin Islands on April 3, 1990) and Blue Willow, Holdings Inc. (incorporated in the United States of America) with the purposes of negotiating, exploration, exploiting, transporting and performing all those activities related to the handling of gold, diamonds, and precious metals and stones, as well as participating in any activity of this same nature (see Note 5).

NOTE 2 - ACCOUNTING PRINCIPLES AND PRACTICES

The most significant accounting principles and practices followed by the Company in the recording of its operations and in the preparation of its consolidated financial statements are summarized as follows:

a)       Consolidation Principles-
         The consolidated financial statements include the accounts of Americana Gold and Diamond Holdings, Inc. and those of its wholly owned subsidiaries: Latinvan Metal Trading Ltd., C.A., Consorcio Minero Miamo, C.A., and A.G.D. Holdings Inc. de Venezuela, C.A. (companies domiciled in Venezuela) as of December 31, 1997 and 1996. All balances and transactions between the companies have been eliminated in the consolidation.

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

c)       Mining Concessions-

         The mining concessions are owned by the subsidiaries Latinvan Metal Trading Ltd., C.A. and Consorcio Minero Miamo, C.A. and are recorded at the acquisition cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation, plus exploration costs incurred. As of December 31, 1997 and 1996, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Companies have not initiated extraction activities.

d)       Provision for employee severance benefits-
         The provision for employee severance benefits is recorded based on the actual obligation on this account, in accordance with the Organic Labor Law (see Note 10-g).

e) Provision for Income Taxes and Business Assets Tax of subsidiaries-The provision for income taxes is calculated based on net taxable income. Additionally, the current tax legislation establishes the business assets tax, which is determined by applying 1% to the annual average of the net value of the Company's inflation adjusted tangible and intangible assets, invested in income production during the fiscal year.

         The business assets tax is subject to income tax calculation, considering as a business assets tax expense the surplus generated from the comparison to income taxes. The business assets tax paid during the period represents a credit against income taxes caused in the three (3) following fiscal years (see Note 10-b).

         Additionally, the Company paid as of December 31, 1997 the amount of US$ 5,413 for Delaware State taxes.

f)       Translation of financial statements into foreign currency-
         The financial statements of the subsidiaries are denominated in bolivars and have been translated into US dollars using the following procedure: all monetary assets and liabilities denominated in bolivars were translated at the official exchange rates of Bs. 502.79 and Bs.
         476.50 to US$ 1, in effect as of December 31, 1997 and 1996; property and equipment, other assets and shareholders' equity at historical exchange rates; and transactions included in the statement of income at an average of the exchange rate in each month of the period in which the transactions were effected. Subsidiaries operate in a hyperinflationary economy.

g)       Presentation of the financial statements-
         Certain items of the financial statements as of December 31, 1996 have been reclassified in order to conform their presentation with those of 1997.

h)       Use of estimates-
         The preparation of the financial statements in conformity with generally accepted accounting principles requires that Management make estimations and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingency assets and liabilities at the date of the financial statements and the income and expenses reported during the report period. Actual results may differ from these estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, 1997 and 1996 are represented as follows:

                                                                    Annual
                                                                 Depreciation
                                           1997        1996         rate
                                        -------    ------------  -------------
                                           (Expressed in US$)

Machinery and equipment ..........      380,546       380,546        10%
Office furniture and equipment ...       12,061        12,061        10%
Vehicles .........................       55,277        55,277        10%
Tools and utensils ...............        6,022         6,022        20%
Facilities and improvements ......       66,564        66,564         6%
Computer equipment ...............       11,316        11,316        20%
                                       --------      --------
                                        531,786       531,786
Less: accumulated depreciation ...     (268,248)     (209,733)
                                       ========      ========
                                        263,538       322,053
                                       ========      ========


NOTE 4 - BANK LOANS

The amounts shown as bank loans in the balance sheets as of December 31, 1997 and 1996, are represented by credits contracted with the Bank Leumi with long-term maturity and interest rate at 7%.

NOTE 5 - MINING CONCESSIONS

The balances for mining concessions shown in the consolidated balance sheets as of December 31, 1997 and 1996, are represented as follows:

   Name of the Concession                               1997             1996
----------------------------------                     ---------       --------
                                                       (Expressed in US dollars)

In exploration activities-
"Fortuna I" ....................................       2,385,249       2,169,235
                                                       ---------       ---------

Suspended exploration activities-
"El Progreso 4 and 5" ..........................       5,931,535       5,931,535
"Bochinche" ....................................       1,278,606       1,259,191
                                                       ---------       ---------
     Subtotal ..................................       7,210,141       7,190,726
                                                       ---------       ---------
                                                       9,595,390       9,359,961
                                                       =========       =========

The cost of these concessions includes exploitation acquisition rights plus exploration costs incurred.

For the acquisition of the concession known as "Fortuna I", the Company agreed to pay between 3% and 5% to a third company of the net benefit that would be obtained from gold ore exploitation. For 1998, Company plans for this concession are an initial program of 2,000 meters of diamond drilling to test the positive result found by the trenching in the North-West Zone and some road work required to assure continued access for the drilling program.

The geochemical and sampling works in the alluvial deposits of "Bochinche" have ended. Trials runs with the alluvials treatment plan have indicated some problems with clay balls which will require some modifications to the plant. A further pit exploration program is being completed within the concession. Once this program is completed, the Company should reinitiate activity.

Concessions "El Progreso 4" and "El Progreso 5" were acquired for US $5,400,000, and the Company has capitalized US$ 531,535 for exploration costs incurred until 1992. The acquisition contracts of these concessions establish that, in case the evaluation of gold reserves of concessions are unfavorable, the transferor of the exploitation rights of the concession and the Company will mutually agree the fixing of new values and payment forms for the concessions. In case no satisfactory agreement for both parties is reached, the Company may just return the rights on same and all payment obligation, which had become payable on demand, will cease after notifying the owner of the concession the unfavorable results of the reserves evaluation. At the ends of 1992, the Company suspended the exploration activities of these concessions (see Note 2-c). Since initial geological studies indicate that these concessions are not so promising in comparison with other properties, Management has decided to postpone investments in Progreso 4 and 5 until the Company is able to generate a cash flow provided by its operations.

NOTE 6 - OTHER ASSETS

Balances of other assets shown in the consolidated balance sheets as of December 31, 1997 and 1996 are represented mainly for a plant for future mineral exploitation for US$ 512,925.

NOTE 7 - LONG-TERM ACCOUNTS PAYABLE

Accounts payable shown in the consolidated balance sheets as of December 31, 1997 and 1996 correspond to liabilities assumed by the Company for the acquisition of exploitation and exploration rights of the mining concessions "El Progreso 4" and "El Progreso 5" (see Note 5).

NOTE 8 - CAPITAL STOCK

For  the  year  ended   December  31,  1997  and  1996  the  following   capital
modifications were made:

US $ 285,989 for the issuance of 609,952 common shares of the Company's common stock paid by different shareholders in cash during 1997.

US $ 1,027,843 for the issuance of 1,950,000 common shares of the Company's common stock paid by different shareholders in cash during 1996.

US $ 628,111 for payment of debts maintained to the directors and suppliers for services rendered by the issuance of 952,572 common shares during 1996.

Conversion of C series 500 preferential shares into 800,000 common shares of the Company's common stock.

As of December 31, 1997, the Company's capital stock us constituted as follows:
                                         Total
                           Number of      Value in
     Class of Shares         Shares          US$           Manner of Payment
--------------------     -----------   ------------    -------------------------
Preferential                     25         25,000     Cash
                         -----------   ------------

Common                    3,764,251      4,416,216     Merger (AGD Mining & Blue
                         -----------   ------------    Willow)

Common                    4,285,478      3,280,809     Cash
                         -----------   ------------

Common                    1,721,053      1,500,000     Acquisition Fortuna I
                         -----------   ------------

Common                      445,455        231,000     Cash (Preferential shares
                                                       converted into common
                                                       shares)

                                            90,104     Interest paid in shares
                         -----------   ------------

Common                      964,960        605,000     Payments to directors
                                                       (Preferential shares S-B
                                                       converted into common
                                                       shares)

                                            78,992
                         -----------   ------------    Interest paid with shares

Common                      523,844        400,000     Cash (Preferential shares
                                                       S-B converted into common
                                                       shares)

                                            21,773     Interest paid with shares
                         -----------   ------------

Common                      686,140        429,358     Payments to Directors
                         -----------   ------------

Common                      301,502        252,577     Services rendered
                         -----------   ------------

         Total Common    12,692,683     11,405,829
                         -----------   ------------

         Total           12,692,708     11,430,829
                         ===========   ============

NOTE 9 - ADMINISTRATION EXPENSES

Balances shown in the statement of income as of December 31, 1997 and 1996 as administration expenses are represented by the following:

                                                           1997          1996
                                                       ----------     ----------
                                                        Expressed in US dollars)

Compensation to directors ...........................    135,000     189,359

Professional fees ...................................     77,005      94,212

Salaries, wages and other benefits  for personnel ...    106,417      69,179

Other general and administration expenses ...........    177,405     201,124
                                                         =======     =======
                                                         495,827     553,874
                                                         =======     =======


NOTE 10 - LEGAL ASPECTS OF SUBSIDIARIES

a) Common System for the Treatment of Foreign Capital and Regarding Trademarks, Patents, Licenses and Royalties-

         The most significant matters contained in the aforementioned decree as follows:

         1) Reinvestment of net income, distribution, remittance of dividends to foreign investors and reexportation of foreign shareholder's investment without any need of authorization from the Superintendency of Foreign Investments (SIEX).

         2) All agreements regarding the importation of technology and use of patents and trademarks, regardless of the modality which said agreements adopt, are authorized. There is a subsequent obligation to register these with the Superintendency of Foreign Investments
             (SIEX).

         If said agreements are signed by companies classified as foreign and their parent companies or subsidiaries, and establish payments exceeding the limits set forth in the Decree, such payments will have to be previously authorized by SIEX.

b)          Income Taxes-

            The current tax legislation allows for the transfer of tax losses occurred during the fiscal year, up to a three (3) year term. The Companies have tax losses available to offset future income as follows:

                                                          Year    Carryforward
           Company                           Amount     incurred     up to
--------------------------------------------------------------------------------
                                               Bs.

Consorcio Minero Miamo, C.A ............      538,789    1995          1998
A.G.D. Holding Inc. de Venezuela, C.A ..    8,424,032    1995          1998
                                            ==========
                                            8,962,821
                                            ==========

Latinvan Metal Trading LTD .............    7,049,251    1996          1999
A.G.D. Holding Inc. de Venezuela, C.A ..   71,589,389    1996          1999
                                           ==========
                                           78,638,640
                                           ==========

A.G.D. Holding Inc. de Venezuela, C.A ..   10,296,175    1997          2000
Consorcio Minero Miamo, C.A ............      187,369    1997          2000
                                           ==========
                                           10,483,544
                                           ==========

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

e)   Exchange controls

     On April 17, 1996, the Government reestablished the free translatability of currency throughout the country, eliminating the exchange control system in effect in the country since July 27, 1994. Therefore, as of April 22, 1996, US dollars can be freely acquired at the exchange rate set by the currency market in accordance with free supply and demand.

     As of December 31, 1997 and 1996,  the exchange rate was Bs. 502.79 and Bs.
     476.50 to US$ 1, respectively.

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

g)   Partial reform of the Labor Law-

     On June 19, 1997, the Government decreed the partial reform of the Labor Law published in Special Official Gazette No. 5152, which includes the following modifications, among other:

     a) The elimination of the retroactive seniority for calculating employee severance benefits.

     b) Establishment of a transfer bonus equivalent to 30 salary days per each year of service, with a maximum of 10 years for the private sector and 13 years for the public sector, and the calculation basis oscillates between Bs. 45,000 and Bs. 300,000.

     c) Establishment of a seniority indemnization equivalent to 5 salary days per each month of service.