Form 10KSB/A
period 1997-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1998-04-30
CIK 792642

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

For the transition period from ____________________ to _________________

                        Commission file number 33-4844-D
                                               ---------

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                   84-1023321
--------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. employer
of incorporation or organization)                  identification no.)

Calle Los Laboratorios, Torre Beta,
Piso 2, Ofic. 208, Los Ruices, Caracas 1071, Venezuela            1071
(Address of principal executive offices)                        (Zip code)

Issuer's  telephone  number,  including area code:  (011)-(582)  238-2332 -
Fax: (011)-(582) 239-8429

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

         State issuer's revenues for its most recent year.   $23,903

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of March 1, 1998. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $5,800,781

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

         Indicate the number of shares outstanding of the Issuer's Common Stock, as of the latest practicable date: At March 1, 1998, there was outstanding 12,692,682 shares of the Issuer's Common Stock, $.001 par value.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the ages and names of the Directors and executive officers of the Company.

                                                             Year Elected to the
Name                                 Age                     Board of Directors
----                                 ---                     ------------------

Carlos Hausmann.....................  58                            1993
Henry Bloch.........................  52                            1993
David Zrihen........................  56                            1993
David Bassan........................  40                            1993
Jose Pereira   .....................  61                            1993
Tomaz Klingberg.....................  51                            1993
Alberto Cohen.......................  64                            1993
Clement W. Cohen....................  50                            1996
Gerald L. Sneddon...................  66                            1997

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

               Gerald L. Sneddon currently serves on the Board of Directors of Francisco Gold Corp. and Gold Standard Inc. and currently has operational responsibilities for Francisco Gold Corp. Mr. Sneddon has an extensive background in the mining industry. For more than five years prior to 1996, Mr. Sneddon was employed in various capacities at the MK Gold Company of Boise, Idaho, most recently as Executive Vice President. Mr. Sneddon received a B.S. in Engineering from Montana State University and has been employed by such companies as Kaiser Steel Corporation.

Item 10.                   EXECUTIVE COMPENSATION.

Officers Compensation

         No officer of the Company was paid salary and bonus exceeding $100,000 with respect to the year ended December 31, 1997. The total cash compensation paid to officers of the Company in the year ended, December 31, 1997 was $26,400. Mr. Carlos Hausmann, the President and Chief Executive Officer of the Company (the "Named Executive Officer") did not receive any cash from the Company in connection with his duties as the principal executive officer of the Company.

Directors Compensation

         Directors of the Company were entitled to receive in the aggregate $180,000, for services rendered during 1997. No Director has received such compensation.

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

Name and Address                            Shares                 Percentage
of Beneficial Owner                  Beneficially Owned(1)          of Class
-------------------                  ---------------------          --------

Carlos Hausmann                          1,050,090(2)                 8.3%

Henry Bloch                                580,836(3)                 4.6%

David Zrihen                               333,236                    2.6%

David Bassan                               200,353                    1.6%

Name and Address                            Shares                 Percentage
of Beneficial Owner                  Beneficially Owned(1)          of Class
-------------------                  ---------------------          --------

Jose Pereira                               305,982                    2.4%

Tomaz Klingberg                            338,332(4)                 2.7%

Alberto Cohen                              268,602(5)                 2.1%

Gerald L. Sneddon                                -                     -

Clement W. Cohen                           334,004                    2.8%

All directors and                        3,411,435(2)(3)(4)(5)       26.9%
executive officers as a
group (9 persons)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) Includes 322,156 shares of Common Stock held by an entity controlled by Mr. Hausmann. Mr. Hausmann disclaims beneficial ownership of such shares.
(3) Includes 106,762 shares of Common Stock held by an entity controlled by Mr. Bloch. Mr. Bloch disclaims beneficial ownership of such shares.
(4) Includes 59,094 shares of Common Stock held by an entity controlled by Mr. Klingberg. Mr. Klingberg disclaims beneficial ownership of such shares.
(5) Includes 95,961 shares of Common Stock held by an entity controlled by Mr. Cohen. Mr. Cohen disclaims beneficial ownership of such shares.


Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              From time to time certain officers and directors of the Company have purchased Common Stock from the Company in Foreign Private Placements. In 1996 and 1997, no officer or director paid $60,000 or more for such Common Stock.

             In December 1996, Henry Bloch, an officer and director of the Company received 100,000 shares of Common Stock in consideration of certain consulting services.

                                   SIGNATURES

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela on the 27th day of April, 1998.

                                   AMERICANA GOLD & DIAMOND HOLDINGS,
                                   INC.


                                   By: /s/ Henry Bloch
                                       ----------------------------------------
                                      Henry Bloch, Chief Financial
                                      Officer and Vice President