Form 10QSB
period 1998-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1998-05-13
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(x) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934. For the Quarterly Period Ended March 31, 1998.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

The number of shares outstanding of the registrant's common stock is 12,692,683 (as of May 15, 1998).

AMERICANA GOLD & DIAMOND HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.          GENERAL

            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1997, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31, 1998
                          (Expressed in U.S. dollars)


                                                  MARCH 31,  DECEMBER 31,
                                                    1998        1997
                                                    ----        ----

                        ASSETS


CURRENT ASSETS
 Cash                                                4,695       14,524
 Prepaid Expenses and Other Current Assets          59,745       61,630
                                                ----------   ----------
  Total Current Assets                              64,440       76,154

PROPERTY AND EQUIPMENT, net                        249,007      263,538

MINING CONCESSIONS                               9,595,390    9,595,390

OTHER ASSETS                                       514,688      514,879
                                                ----------   ----------
                                                10,423,525   10,449,961
                                                ----------   ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank Loans                                        232,994      233,462
 Accounts Payable                                  368,036      299,276
 Accrued Liabilities                                17,885       28,762
                                                ----------   ----------
  Total Current Liabilities                        618,915      561,500


LONG-TERM DEBT                                   2,958,288    2,958,604

PROVISIONS FOR EMPLOYEE SEVERANCE BENEFITS          12,875       13,899
                                                ----------   ----------

 Total Liabilities                               3,590,078    3,534,003
                                                ----------   ----------

STOCKHOLDERS' EQUITY
         Capital Stock                          11,483,079   11,430,829

         Acumulated Losses                      (4,649,632)  (4,514,871)
                                                ----------   ----------

Total Stockholders' Equity                       6,833,447    6,915,958
                                                ----------   ----------
                                                10,423,525   10,449,961
                                                ==========   ==========

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE QUARTER ENDED MARCH 31, 1998 AND MARCH 31, 1997
                          (Expressed in U.S. dollars)



                                           THREE MONTHS ENDED  MARCH 31,
                                             1998                1997
                                             ----                ----



ADMINISTRATION EXPENSES                    (135,280)            (96,374)
                                           --------            --------




OTHER INCOME (EXPENSE):

 Translation adjustment                        519                 (196)
                                           --------            --------

 Total other income (expense)                  519                 (196)
                                           --------            --------

NET (LOSS)                                 (134,761)            (96,570)
                                           ========             =======

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Expressed in U.S. dollars)

                                                                                                    Total
                                                        Capital                                 Stockholders'
                                                         Stock               Deficit               Equity
                                                         -----               -------               ------


BALANCE as of December 31, 1996                       11,144,840           (3,939,658)            7,205,182

Capital Stock Increase (609,952 Common shares)           285,989                    0               285,989

Net Loss                                                       0             (575,213)             (575,213)
                                                      ----------           ----------            ----------
BALANCE as of December 31, 1997                       11,430,829           (4,514,871)           (6,915,958)

Contribution for future Increases in Capital              52,250                    0                52,250

Net Loss                                                       0             (134,761)             (134,761)
                                                      ----------           ----------            ----------
 BALANCE as of March 31, 1998                         11,483,079           (4,649,632)            6,833,447
                                                      ==========           ==========            ==========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTER ENDED MARCH 31, 1998 AND 1997
                          (Expressed in U.S. dollars)


                                               THREE  MONTHS ENDED MARCH 31,
                                                    1998         1997
                                               ------------- ---------------
CASH FLOWS (USED IN)
 OPERATING ACTIVITIES
Net Loss                                        (134,761)     (96,570)
Adjustments to reconcile net loss
 with net cash used in operations -
Depreciation                                      14,531       14,541
Traslation adjustment                               (519)         196
Provision for employee severance benefits          2,212            0
Other                                                  0            0
                                                --------     --------
                                                (118,537)     (81,833)
NET CHANGES IN OPERATING ASSETS-
 AND LIABILITIES:
 Increase in prepaid expenses
 and other current assets                          1,885       (1,138)
Increase (Decrease) accrued liabilities          (10,877)     (10,546)
Increase (Decrease) accounts payable              68,760       26,851
Payment of employee severance benefits            (3,236)        (382)
                                                --------     --------
Net cash used in operating activities            (62,005)     (67,048)
                                                --------     --------

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchase of fixed assets                               0            0
Increase in mining concessions                         0      (25,215)
Treasury Stock                                         0      (25,971)
Increase, (Decrease) in other assets                 191          293
                                                --------     --------
Net cash used in investing activities                191      (50,893)
                                                --------     --------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
(Decrease) in long term account
payable                                             (316)        (343)
Increase (Decrease) in bank loans                   (468)           0
Increase in capital stock                         52,250            0
                                                --------     --------
Net cash provided by financing Activities         51,466         (343)
                                                --------     --------

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH          519         (196)
                                                --------     --------
(DECREASE) INCREASE IN CASH                       (9,829)    (118,480)

CASH AT BEGINNING OF PERIOD                       14,524      133,280
                                                --------     --------
CASH AT END OF PERIOD                              4,695       14,800
                                                ========     ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

            The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $4,649,632 through March 31, 1998, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited revenues and that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1997 has been prepared on the basis that the Company will continue as a going concern.

RESULTS OF OPERATIONS

QUARTER  ENDED  MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997.

            There was no income neither for the quarter ended March 31, 1998 nor for the quarter ended March 31, 1997.

            Administrative expenses were $134,761, for the quarter ended March 31, 1998 compared to $96,570 for the quarter ended March 31, 1997.

            Due to the lack of income, the net loss for the quarter ended March 31, 1998 increased to $134,761 as compared to a net loss of $96,570 for the quarter ended March 31, 1997.

CHANGES IN FINANCIAL CONDITION - FROM DECEMBER 31, 1997 TO MARCH 31, 1998.

            The Company's Assets decreased from $10,449,961 for the year ended December 31, 1997 to $10,423,525 due primarily to a decrease in cash.


LIQUIDITY AND CAPITAL RESOURCES

            The Company had $52,250 in working capital as of March 31, 1998, compared with working capital of $125,000 as of March 31, 1997.

            The 1998 working capital was primarily obtained from the receipt of proceeds from contributions for future increases in capital, offset by funding of operations and the Company's investments in the La Fortuna and Bochinche concessions.

            At March 31, 1998, the Company had a note payable to a bank outstanding in the amount of $185,000. The loan bears interest at 7.625% per annum and matures on July 27, 1998. The Company's subsidiaries had three notes payable to a Venezuelan Bank for the total equivalent amount of $ 47,994. These loans bear interest at 34% per annum and mature in September, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concessions currently amounts to $2,958,288. Such amount relates to approximately $390,000 in payments due on the Fortuna I Concession, and the balance relates to the El Progreso Concession, which the Company is currently renegotiating.

            In 1997, the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its Common Stock in connection with the Private Placements.

            The Company's management is currently seeking to raise funds to ensure that the Company's operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partnerships with other mining companies in the La Fortuna area. There can be no assurance that the Company will be successful in raising the necessary funds or finding other alternatives to ensure that the Company will continue and that the Company can operate the La Fortuna concession. Moreover, the sale of additional equity or convertible debt securities could result in additional dilution to the Company's Stockholders.

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

Item 4.     Submission of Matters to a Vote of Security Holders:

            Not applicable.

Item 5.     Other Information.

            The Company's Common Stock has been trading below $ 1.00 per share. Under new rules promulgated by the Nasdaq Stock Market ("NASDAQ"), a security is subject to delisting from NASDAQ if its closing bid price is below $ 1.00. NASDAQ has advised the Company that if the Company is unable to demonstrate compliance with the minimun $ 1.00 bid price on or before July 1, 1998, the Company's Common Stock will be subject to delisting, effective with the close of business on July 1, 1998. If such delisting occurs, trading if any, of the Common Stock would thereafter be conducted in the OTC Bulletin Board. As a result of such ineligibility for quotations, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $ 5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purcharsers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

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


Date:  May 12, 1998




                                        /s/ HENRY BLOCH
                                        ---------------
                                        HENRY BLOCH
                                        Chief Financial Officer