Form 10QSB
period 1998-06-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 1998-08-14
CIK 792642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1998

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-4844-D

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.
                      (Formerly Blue Willow Holdings, Inc.)

                Delaware                                         84-1023321
    (State or other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                         Identifcation Number)

         Calle Los Laboratorios
      Torre Beta, Piso 2, Ofic. 208
           Caracas, Venezuela                                       1071
(Address of principal executive offices)                         (Zic Code)

                 (Telephone) (582) 238-2332   (Fax) 239-84-29

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   x       No
              -----        -----

     The number of shares outstanding of the registrant's common stock is 13,114,063 (as of June 30, 1998). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEETS -- AS OF JUNE 30, 1998
                           (Expressed in U.S. dollars)


                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                        --------    ------------
                       ASSETS
                       ------
CURRENT ASSETS
  Cash .............................................        6,956        14,524
  Prepaid Expenses and Other Current Assets ........       56,565        61,630
                                                       ----------    ----------
    Total Current Assets ...........................       63,521        76,154

FIXED ASSETS, Net ..................................      193,140       263,538

MINING CONCESSION ..................................    3,663,855     9,595,390

OTHER ASSETS .......................................      514,481       514,879
                                                       ----------    ----------
                                                        4,434,997    10,449,961

        LIABILITIES AND STOCKHOLDERS'EQUITY
        -----------------------------------

CURRENT LIABILITIES
  Bank Loans .......................................      222,586       233,462
  Accounts Payable .................................       87,103       299,276
  Accrued Liabilities ..............................       17,122        28,762
                                                       ----------    ----------
    Total Current Liabilities ......................      326,811       561,500

LONG-TERM DEBT .....................................      217,587     2,958,604

PROVISIONS FOR EMPLOYEE SEVERANCE BENEFITS .........       13,603        13,899
                                                       ----------    ----------
    Total Liabilities ..............................      558,001     3,534,003
                                                       ----------    ----------
STOCKHOLDERS' EQUITY
  Capital Stock ....................................   12,178,646    11,430,829

  Accumulated Losses ...............................   (8,301,650)   (4,514,871)
                                                       ----------    ----------
    Total Stockholders' Equity .....................    3,876,996     6,915,958
                                                       ----------    ----------
                                                        4,434,997    10,449,961
                                                       ==========    ==========

         AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTER ENDED JUNE 30, 1998 AND 1997
                           (Expressed in U.S. dollars)


                                     SIX MONTHS ENDED      THREE MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
ADMINISTRATION EXPENSES .........   (382,909)  (278,052)    (247,629)  (181,678)
CONCESION PROGRESO 4 & 5 ........ (3,405,481)         0   (3,405,481)         0
                                  ----------   --------   ----------   --------
                                  (3,788,390)  (278,052)  (3,653,110)  (181,678)

OTHER INCOME (EXPENSE):

  Other Income ..................          0          0            0          0
  Translation Adjustment ........      1,611     (1,143)       1,092       (947)
                                  ----------   --------   ----------   --------
  Total other income (expense) ..      1,611     (1,143)       1,092       (947)
                                  ----------   --------   ----------   --------
NET (LOSS) ...................... (3,786,779)  (279,195)  (3,652,018)  (182,625)
                                  ==========   ========   ==========   ========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE QUARTER ENDED JUNE 30, 1998 AND 1997
                           (Expressed in U.S. dollars)


                                                                                    Total
                                                       Capital                  Stockholders'
                                                        Stock       Deficit         Equity
                                                       -------      -------     -------------
BALANCE as of December 31, 1997 ...................  11,430,829    (4,514,871)    6,915,958

  Contribution for future increase in Capital .....      27,900             0        27,900

CAPITAL STOCK INCREASE (1,647,584 Common Stock) ...     719,917             0       719,917

Net Loss ..........................................           0    (3,786,779)   (3,786,779)
                                                     ----------    ----------    ----------
BALANCE as of June 30, 1998 .......................  12,178,646    (8,301,650)    3,876,996
                                                     ==========    ==========    ==========

             AMERICANA GOLD & DIAMOND HOLDINGS, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE QUARTER ENDED JUNE 30, 1998 AND 1997
                           (Expressed in U.S. dollars)


                                                          1998           1997
                                                          ----           ----
CASH FLOWS (USED IN) OPERATING ACTIVITIES
  Net Loss .........................................   (3,786,779)     (279,195)
  Adjustments to reconcile net loss
    with net cash used in operations--
    Depreciation ...................................       29,061        29,085
    Traslation adjustment ..........................        1,611         1,143
    Provision for employee severance benefits ......        2,825             0
    Other ..........................................            0             0
                                                       ----------      --------
                                                       (3,753,282)     (248,967)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) in prepaid expenses
    and other current assets .......................        5,065       (17,513)
  Increase (Decrease) accrued liabilities ..........      (11,640)       (7,722)
  Increase (Decrease) accounts payable .............     (212,173)      132,695
  Payment of employee severance benefits ...........       (3,121)         (478)
                                                       ----------      --------
  Net cash used in operating activities ............   (3,975,151)     (141,985)
                                                       ----------      --------

CASH FLOW USED IN INVESTING ACTIVITIES:
  Decrease in Property and Equipment ...............       41,337             0
  Decrease (Increase) in mining concessions ........    5,931,535      (155,050)
  Treasury Stock ...................................            0       (25,971)
  (Increase) Decrease in other assets ..............          398           463
                                                       ----------      --------
  Net cash used in investing activities ............    5,973,270      (180,558)
                                                       ----------      --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  (Decrease) in long term account payable ..........   (2,741,017)         (707)
  Increase (Decrease) in bank loans ................      (10,876)        6,741
  Increase in capital stock ........................      747,817       217,100
                                                       ----------      --------
  Net cash provided by financing Activities ........   (2,004,076)      223,134
                                                       ----------      --------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH ........       (1,611)       (1,143)
                                                       ----------      --------
(DECREASE) INCREASE IN CASH ........................       (7,568)     (100,552)

CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD ......       14,524       133,280
                                                       ----------      --------
CASH & CASH EQUIVALENT AT END OF PERIOD ............        6,956        32,728
                                                       ==========      ========

AMERICANA GOLD & DIAMOND HOLDINGS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QS and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1997, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $8,301,650 through June 30, 1998, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. For the six months ended June 30, 1998 the Company had no revenues. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1997 has been prepared on the basis that the Company will continue as an active mining exploration/development company.

Results of Operations

     Quarter ended June 30, 1998 compared to Quarter ended June 30, 1997

     There was no income neither for the three and six months period ended June 30, 1998 nor for the three and six months period ended June 30, 1997.

     Administrative expenses were $247,629, for the quarter ended June 30, 1998 compared to $181,678 for the quarter ended June 30, 1997, and $382,909 for the six months ended June 30, 1998 compared to $278,052 for the six months ended June 30, 1997.

     Due to the cancellation of the acquisition agreement of the El Progreso 4 and El Progreso 5 concessions, and to the lack of income and the increase in administrative expenses, the net loss for the quarter ended June 30, 1998 increased to $3,652,018 as compared to a net loss of $182,625 for the quarter ended June 30, 1997, and for the six months ended June 30, 1998 the net loss increased to $3,786,779 as compared to a net loss of $279,195 for the six months ended June 30, 1997.

     Long-term liabilities were reduced by $2,741,017 due to the El Progreso purchase cancellation.

Changes in Financial Condition -- From December 31, 1997 to June 30, 1998

     The Company's Assets decreased from $10,449,961 for the year ended December 31, 1997 to $4,434,997 due primarily to the discontinuance of operations in the El Progreso 4 and El Progreso 5 concessions.

Liquidity and Capital Resources

     The Company had $6,956 in cash as well as a commitment for $213,182 from a private placement, which closed after June 30, 1998, compared with working capital of $217,100 as of June 30, 1997.

     At June 30, 1998, the Company had a note payable to a bank outstanding in the amount of $185,000. The loan bears interest at 7.625% per annum and matures on July 27, 1998. The Company's subsidiaries had three notes payable to a Venezuelan Bank for the total equivalent amount of $37,586. These loans were fully paid on July 13, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concessions currently amounts to $217,587, relating to payments due on the Fortuna I Concession.

     In 1997, the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its Common Stock in connection with the Private Placements.

     During the six months period ended June 30, 1998, the Company raised approximately $213,182 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its Common Stock in connection with the Private Placement.

PART II -- OTHER INFORMATION


Item 1.   Legal Proccedings

          Not applicable.


Item 2.   Changes in Securities

          Not applicable.


Item 3.   Default Upon Senior Securities

          Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders:

          Not applicable


Item 5.   Other Information

          The Company's Common Stock has been trading below $1.00 per share. Under new rules promulgated by the Nasdaq Stock Market ("NASDAQ"), a security is subject to delisting from NASDAQ if its closing bid price is below $1.00. NASDAQ has advised the Company that if the Company is unable to demostrate compliance with the minimum $1.00 bid price on or before July 1, 1998, the Company's Common Stock will be subject to delisting, effective with the close of business on July 1, 1998. If such delisting occurs, trading if any, of the Common Stock would thereafter be conducted in the OTC Bulletin Board. As a result of such ineligibility for quotations, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission ("Commission") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stock market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. If the Company's securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company's securities could limit the ability of broker- dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.


Item 6.   Exhibits and reports on Form 8-K

          a)   Exhibits -- None
          b)   Reports on Form 8-K -- None