Form 10QSB
period 1998-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-02-27
CIK 792642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(x)	Quarterly report under section 13 or 15(d) of the exchange act of 1934 For the quarterly period ended September 30, 1998

Or

( )	Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934.

Commission File Number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Formerly Blue Willow Holdings, Inc.)

Delaware	84-1023321
(State or other Jurisdiction of number incorporation or Organization)	(I.R.S. Employer identification)

Avenida Francisco de Miranda
Centro Empresarial Don Bosco, Piso 3, Ofic. 3-D
Caracas, Venezuela 1071
(Address of principal executive offices)

(Telephone): (58-212) 285-4031 (Fax) 285-24-86

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]    NO  [   ]

The number of shares outstanding of the registrant´s common stock is 13,131,486 (as of September 30, 1998). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1997, included in the Company´s Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — AS OF SEPT 30, 1998
(Expressed in U.S. dollars)

	SEP 30, 1998	DECEMBER 31, 1997
ASSETS
CURRENT ASSETS:
Cash	331	14,524
Account receivable	1,283	0
Prepaid expenses	54,336	61,630

Total current assets	55,950	76,154
PROPERTY AND EQUIPMENT, net	179,626	263,538
MINING CONCESSIONS	3,150,124	3,150,124
OTHER ASSETS	514,276	514,879

	3,899,976	4,004,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	64,297	233,462
Accounts payable	567,515	690,489
Accrued liabilities	24,439	28,762

Total current liabilities	656,251	952,713
PROVISION FOR EMPLOYEE SEVERANCE
BENEFITS	12,439	13,899

Total liabilities	668,690	966,612

STOCKHOLDERS' EQUITY
Capital stock	12,150,746	11,430,829
Accumulated losses	(8,919,460)	(8,392,746)

Total stockholders' equity	3,231,286	3,038,083

	3,899,976	4,004,695

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED SEPT 30, 1998 and 1997
(Expressed in U.S. dollars)

	Nine months ended Sep. 30,		Three months ended Sep. 30,
	1998	1997	1998	1997
ADMINISTRATION EXPENSES	(526,811)	(401,954)	(102,565)	(123,902)
	0	0	0	0

	(526,811)	(401,954)	(102,565)	(123,902)

OTHER INCOME (EXPENSE) :
Other income	0	0	0	0
Translation adjustment	97	(2,252)	(1,514)	(1,109)

Total other income(expense)	97	(2,252)	(1,514)	(1,109)

NET LOSS	(526,714)	(404,206)	(104,079)	(125,011)

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	CAPITAL STOCK	ACCUMULATED LOSSES	TOTAL STOCKHOLDERS' EQUITY
BALANCE, as of December 31, 1997	11,430,829	(8,392,746)	3,038,083
Capital stock increase	719,917	0	719,917
Net loss	0	(526,714)	(526,714)

BALANCE, as of SEPT 30, 1998	12,150,746	(8,919,460)	3,231,286

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEP. 30, 1998 AND 1997
(Expressed in U.S. dollars)

	1998	1997
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	(526,714)	(404,206)
Adjustments to reconcile net loss
with net cash used in operations-
Depreciation	42,575	43,983
Translation adjustment	97	2,252
Provision for employee severance
benefits	3,015	9,829

	(481,027)	(348,142)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
current assets	6,011	(18,028)
Increase(Decrease)in accrued liabilities	(4,323)	(8,490)
Increase(Decrease)in accounts payable	(122,974)	137,241
Payment of employee severance benefits	(4,475)	(3,945)

Net cash used in operating activities	(606,788)	(241,364)

CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Decrease in Property and Equipment	41,337	0
Decrease(Increase) in mining concessions	0	(183,889)
Treasury Stock	0	(25,971)
(Increase)Decrease in other assets	603	646

Net cash used in investment activities	41,940	(209,214)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease) in long-term accounts payable	0	(862)
(Decrease)Increase of bank loans	(169,165)	47,219
Increase in capital stock	719,917	285,989

Net cash provided by financing activities	550,752	332,346

EFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(97)	(2,252)

(DECREASE)INCREASE IN CASH	(14,193)	(120,484)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD	14,524	133,280

CASH & CASH EQUIVALENT AT END OF PERIOD	331	12,796

Management’s Discussion and Analysis or Plan of Operations

      Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated and accumulated deficit of $8,919,460 through September 30, 1998, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. For the nine months ended September had no revenues. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation.

There can be no assurance that management will be successful in accomplishing this task. The independent auditor´s report for the fiscal year ended December 31, 1997 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

      Results of Operations

        Quarter ended September 30, 1998 compared to quarter ended September 30, 1997

There was no income neither for the three and nine months period ended September 30, 1998 nor for the three and six months period ended September 30, 1997.

Administrative expenses were $102,565 for the quarter ended September 30, 1998 compared to $123,902 for the quarter ended September 30, 1997, and $526,811 for the nine months ended September 30, 1998 compared to $401,954 for the nine months ended September 30, 1997.

Due to the lack of income and the increase in administrative expenses, the net loss for the quarter ended September 30, 1998 increased to $104,079 as compared to a net loss of $125,011 for the quarter ended September 30, 1997, and for the nine months ended September 30, 1998 the net loss increased to $526,714 as compared to a net loss of $404,206 for the nine months ended September 30, 1997.

      Changes in Financial Condition – From December 31, 1977 to September 30, 1998

The Company´s Assets decreased from $4,004,695 for the year ended December 31, 1997 to $3,899,976 due primarily to the decrease in cash and equipment.

      Liquidity and Capital Resources

The Company had $213,182 working capital as of September 30, 1998, compared with working capital of $285,989 as of September 30, 1997.

At September 30, 1998, the Company had a loan (overdraft) in a bank outstanding in the amount of $64,297. The loan bears interest at 7.625% per annum. The Company´s subsidiaries had three notes payable to a Venezuelan Bank for the total equivalent amount of $37,586. These loans were fully paid on July 13, 1998. Long-term debt of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concession currently amounts to $217,587, relating to payments due on the Fortuna I concession.

In 1997, the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with the Private Placement.

During the nine months period ended September 30, 1998, the Company raised approximately $213,182 from Private Placements of common stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common stock in connection with the private Placement.

The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

      Forward Looking statements

This Form 10-QSB contains certain forward-looking statement within the meaning of section 27A of the securities Act of 1933, as amended, and section 21E of the Securities exchange Act of 1934, amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, exploration costs, foreign currency exchange rates and general market conditions.

Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

PART II- OTHER INFORMATION

Item 1. Legal Proccedings
        Not applicable.

Item 2. Changes in Securities
        Not applicable.

Item 3. Default Upon Senior Securities
        Not applicable.

Item 4. Submission of Matters to a vote of Security Holders.
        Not applicable.

Item 5. Other Information.:

Item 6. Exhibits and reports on Form 8-K
    a) Exhibits – None.
    b) Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americana Gold and Diamond Holdings, Inc. September 30, 2003

______________________________ David Bending, President and Director