Form 10QSB/A
period 1998-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-02-27
CIK 792642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

TABLE OF CONTENTS

Page No
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Balance Sheets	3
Statements of Income	4
Statements of Stockholders' Equity	5
Statements of Cash Flows	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	7
PART II: OTHER INFORMATION
Items 1 to 6	8
Signatures	9

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

Item 5. Other Information.:

Item 6. Exhibits and reports on Form 8-K
    a) Exhibits

    31  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    32  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b) Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Americana Gold and Diamond Holdings, Inc. September 30, 2003

/s/ David Bending David Bending, President and Director