Form 10KSB
period 1998-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-10
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1998

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________to _____________

Commission file number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	84-1023321
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification Nss.)

Av. Francisco de Miranda con Av. Diego
Cisneros Centro Empresarial Miranda
Mezz, Ofic. 5 Caracas, Venezuela 1071
(Address of principal executive offices)

(Telephone): (582) 235-21-88 (Fax) 235-21-88

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

        Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

        State issuer’s revenues for its most recent year. $-0-

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of (See definition of affiliate in Rule 12b-2 of the Exchange Act). $ 5,800,781

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumption, if the assumptions are stated.

        Indicate the number of shares outstanding of the Issuer’s Common Stock, as of the latest practicable date. At March 1, 1997 there was outstanding 12,692,683 shares of the Issuer’s Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company’s Proxy Statement (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to Part III of this Form 10-KSB.

PART I

Item 1.  Business

(a) Business Development

Americana Gold & Diamond Holdings, Inc. (the “Company” or AGD”) in its current form resulted from the merger (the “Merger”) in February 1993 of Americana Gold & Diamond Mining, Inc., a corporation incorporated in Tortola, British Virgin Islands in April 1990 (“Americana Gold”) with and into Blue Willow Holdings, Inc., a Colorado corporation incorporated in March 1986 (“Blue Willows”). In connection with the Merger, Blue Willows changed its name to Americana Gold & Diamond Holdings, Inc. and issued 2,823, 180 shares of common stock, $.001 par value (the “Common Stock”) to the shareholders of Americana Gold. Prior to the Merger, Blue Willows was a publicly held shell corporation and Americana Gold held several mining concessions, which generated limited revenue. Subsequent to the Merger, the Company purchased additional mining concessions.

The Company has five wholly-owned Venezuelan subsidiaries, Latinvan Metal Trading L.T.D., C.A., which holds the titles to the Company’s Bochinchito mining concession, Consorcio Minero Miamo, C.A., which is the original owner of the Fortuna I concession, Minera Rio Carichapo C.A., which holds the contractual rights for the El Foco project, Minera Rios del Oriente, which holds some of the capitalized shares of Minera Rio Carichapo C.A., and AGD Holdings Inc. de Venezuela, C.A., which holds all of the Company’s exploitation and exploration equipment. Unless the context requires otherwise, references to the Company and AGD in this Form 10-KSB shall mean Americana Gold & Diamond Holdings, Inc. and its subsidiaries.

Pursuant to an agreement completed September 15, 1998 between AGD and the Homestake Mining Company of California (‘Homestake’), in consideration of a 3% net smelter royalty on production in excess of the drill indicated resources defined by Homestake, 100% of the shares of Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A., the beneficial owners of an option to earn a 90% vested interest in the El Foco and Chicanan — Chicanan Contract Areas. This transaction was a significant development for AGD, adding significant fixed assets, mineral resources and potential. The property has a drill indicated resource of 300,000 ounces of gold with potential for additional discoveries, a fully functional operations base with offices and housing, and a core management facility.

AGD acquired this project to optimise the value of its adjoining Fortuna Property and with the intention of selling the consolidated project to Zaruma Mining Corporation ASA (Zaruma) for a total consideration of $4 million payable as $200,000 in cash and the balance in shares, plus production royalties. This transaction was contemplated in a letter agreement dated September 17, 1998 but completed during 1999.

The Company has five wholly owned Venezuelan subsidiaries, Latinvan Metal Trading L.T.D., C.A., which holds the titles to the Company’s Bochinchito mining concession, Consorcio Minero Miamo, C.A., which is the original owner of the Fortuna I concession, Minera Rio Carichapo C.A., which holds the contractual rights for the El Foco project, Minera Rios del Oriente, which holds some of the capitalized shares of Minera Rio Carichapo C.A., and AGD Holdings Inc. de Venezuela, C.A., which holds all of the Company’s exploitation and exploration equipment. Unless the context requires otherwise, references to the Company and AGD in this Form 1O-KSB shall mean Americana Gold & Diamond Holdings, Inc. and its subsidiaries.

The Company has limited capital resources and is actively seeking other sources of capital in order to meet its working capital needs. The independent auditor’s report for the fiscal year ended December 31’ 1998 has been prepared assuming that the Company will continue as a going concern. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See “Management’s Discussions and Analysis or Plan of Operation.”

(b)     Business of Issue:

(1)     Principal products or services and their markets.

The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela’s Guayana Shield. The Company currently has the rights to two concessions (El Bochinchito and Fortuna I) and controls on a temporary basis an additional ten concessions (Collectively referred to as the El Foco Project), which it believes may lead to gold production. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below.

El Bochinchito

Lying across a vast area near the border with Guyana, the Bochinche zone of the Pastora province is believed to have an immense gold potential. The Bochinche area has had a history of gold production dating back more than a century. It is one of the four principal gold-bearing zones in Bolivar State. Over the past two years, Monarch Resources of Canada and others have introduced modern mining equipment and methods into the Bochinche area, and are now producing gold from several deposits in the district.

The Company’s El Bochinchito prospect, a 250-acre parcel is a concession contract with the Venezuelan Ministry of Mines and was acquired by the Company in 1993 from an unaffiliated third party who had controlled the concession since 1988. During 1994, the company solicited from the Corporacion Venezuelana de Guyana (‘CVG”) an additional exploration contract area of 5,000 hectares. CVG has confirmed that AGD has a documented priority for this additional land subject to resolution of environmental regulations related to the Bochinche area.

Exploration activity within the Bochinche area was very limited prior to the commencement of the AGD work, but the Bochinchito area was subject to a small alluvial gold mining project which confirmed the presence of rich alluvials in a basin contained within the concession. El Bochinchito is located east of Tumeremo village, in a region that has been surveyed and explored by the Venezuelan Corporation of Guyana (C.V.G.), the state-owned mining company. It lies north of Kilometer 88, and east of the El Callao Mining District. The El Callao District was Venezuela’s major nineteenth century discovery, yielding in excess of seven million ounces of gold between 1871and the present time. Mining continues at the El Callao and Tomi Mines today. Access to the Bochinchito property is by an all weather gravel road 72 kilometers from Tumeremo to the village of Bochinche, thence by a very rough 4 by 4 bush track, 15 kilometers to the concession.

AGD has completed sampling and geochemical work on El Bochinchito’s alluvial deposits. The alluvial gold plant was installed and fine-tuned at Bochinchito Concession during the First Quarter 1996. Production at El Bochinchito has been delayed as the Company concentrates on what appears to be a major discovery in altered gabbro at La Fortuna I. Trial runs with the plant have indicated some problems with clay balls and the water supply which will require some minor modifications to the plant. Exploration and development activity was suspended during 1998. Mining activity in this region is restricted by uncertainties in the application of environmental regulations, and the new management will reconsider the significance of the Bochinche opportunity in comparison to its other initiatives.

Fortuna I Concession

In October 1994, the Company purchased the La Fortuna I Mining Concession from Inversiones Megold C.A. (“Inversiones”), for a total purchase price of $2,000,000. Fortuna I is located about 45 kilometers north of Las Cristinas, Placer Dome’s 7.7 million ounce gold find, at kilometer 88 in Bolivar State. Fortuna I is accessible by a paved road to 34 kilometers then a 4 by 4 gravel road 22 kilometers to the property with a ferry crossing at the Cuyuni River. The Las Cristinas area is considered by many North American mining experts to be the prime gold exploration area in Venezuela and significant exploration activity is taking place at this time. Fortuna I possesses both alluvial deposits and veins. The petrology of the La Fortuna Concession area is made up of basic to intermediate volcanics, Pastora-Botanamo Super Group rock, mainly metabasalts and metagalbroc and Caballape Formation, andesite agglomerates. The host rocks in mineralized areas have been subjected to carbonate and sericite alteration.

During the first Quarter of 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of 1.05 grams per tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the Second and third Quarter of 1996 confirmed results of previous trenching, and better defined targets for drill-holes into Central Zone. In December 1997 the company’s consulting engineer estimated a mineral inventory, based on trenching and drilling results, of 2,102,061 tonnes of saprolite grading 0.558 grams per tonne, to a maximum depth of fifty meters, in four zones. This inventory is open to expansion through additional trenching and drilling but is not currently a viable resource for development. Additional trenching of the Fortuna Zone and other targets in the concession was completed at the end of the year. During 1997 an initial drilling program was conducted. A total of 1013 m of drilling was completed and 770 samples were analyzed for gold. Diamond drilling confirmed the mineralization indicated in the trenching. Additional trenching and drilling was recommended by the Company’s Geologist and Professional Engineering Consultant. During 1998 exploration activity was suspended pending completion of the re — organization plan.

Santa Rosa

Pursuant to an agreement signed July 1998 with Vanessa Ventures Corporation (VSE) AGD holds the option to earn a 50% direct interest in the Santa Rosa exploration concessions in Roraima State, Brazil through exploration and development expenditures totaling $5 million over an unspecified period of time. The Santa Rosa Project consists of 120,000 hectares in six exploration concessions.

The Santa Rosa concessions cover deformed Archean rocks similar in character to those which host major gold deposits in other in other productive shield areas around the world. The Santa Rosa Property was the site of a gold production boom with a peak population of 11,000 artisanal miners in 1981.

Subsequent field studies by the Brazilian Geological Survey outlined geochemical anomalies in the Santa Rosa Property area, which are the primary focus for the AGD — Vannessa Joint Venture. Consulting reports prepared for Vannessa Ventures, the vendor and joint venture partner, report the presence of high-grade vein mineralization of potential economic significance.

AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development.

(2)     Distribution methods of the products or services.

Currently, the Company has not produced any gold for distribution. If and when, the Company is in a position to distribute gold, such distribution will be subject to regulation by the Venezuelan government. The regulations concerning the sales and export of gold have been liberalized considerably during the last year, and 80% of gold produced can now be exported directly. ~ “Business — Effect of existing or probable governmental regulations on the business.”

(3)     Status of any publicly announced new product or services.

See “Business — Principal Products or Services and Their Markets” for a description of the current status of the Company’s mining operations.

(4)     Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition.

The Company will remain a minor participant among the firms, which engage in gold prospecting. There are many other established firms with significantly greater capitalization and financial resources. In view of the Company’s lack of financial resources, the Company will be at a competitive disadvantage compared to its competitors. However the new management team, with extensive experience and contacts in the exploration and mining businesses, and access business opportunities and equity markets, will bring with it a substantial improvement in the Company’s competitive position.

(5)     Sources and availability of raw material and the names of principal suppliers.

Not applicable.

(6)     Dependence on one or a few major customers.

See “Effect of existing or probable governmental regulations on the business.” The objective of the company is production and sale of gold and diamonds. Although marketing of these products requires experience and security precautions, many customers exist and the market is open.

(7)     Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

The Company currently has the following mining concessions: El Bochinchito and Fortuna I Concession. The Company is also negotiating to acquire the Bochinche 4 Concession from the Venezuelan government. For further information with respect to the Company’s Concessions see “Business — Principal products or services and their markets.”

(8)     Need for any governmental approval of principal products or services. Not applicable.

(9)     Effect of existing or probable governmental regulation on the business.

The regime for the commercialization of gold in Venezuela is essentially divided into two areas: (i) internal commercialization of gold and (ii) external commercialization of gold. On January 1, 1996 Resolution N° 96-1202 enter into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

o	Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry at the Central Bank of Venezuela.

o	Authorization request will be processed by the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

(10)     Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by consumers.

The Company has spent approximately $ 322,000 in gold deposit exploration during 1996, $ 235,429 during 1997, and suspended its exploration activities during 1998.

(11)     Costs and effects of compliance with environmental laws.

The Company has spent approximately $1,000 in compliance with Venezuelan environmental laws.

(12)     Number of total employees and full time employees. At March 21, 1998, the Company employed Twelve (12) employees.

Item 2. Description of Property.

The Company’s principal executive offices are located in Calle Paris, Edificio “B”, mezzanina 5, La California Norte, Caracas 1070, Venezuela. This facility consists of approximately 300 square feet and is occupied under a lease.

The Company leases a second facility in Tumeremo, a small town near the Bochinche, and Fortuna I concessions. This second facility has office and storage space.

For information relating to the Company’s mining concessions, see “Business — Business of Issuer.”

Item 3. Legal Proceedings.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

During July 1998, 82% of the shareholders consented to a 1 for 10 reverse split and a private placement of shares. Neither of these transactions were completed during fiscal 1998.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company was formerly traded on the NASDAQ Small Cap Market ("NASDAQ") until July 1998, when trading was moved to the OTC Bulletin Board and in June 1999, was moved to the Pink Sheets, where it currently trades under the symbol "AGDM". The high and low bid quotations for each quarterly period for fiscal 1997 and fiscal 1998 are listed below. The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual.

As indicated bellow, the Company’s Common Stock has been trading below $1.00 per share. Under new rules promulgated by NASDAQ, a security is subject to delisting from NASDAQ if its trading price is below $1.00. Trading, if any, of the Common Stock would thereafter be conducted in the OTC Bulletin Board or the OTC Pink Sheets. As a result of such ineligibility for quotations, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission (“Commission”) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stocks market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. If the Company’s securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company’s securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company’s securities and thus the ability of purchasers of the Company’s securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

Fiscal 1996	High	Low
1st quarter	1.00	.56
2nd quarter	.87	.56
3rd quarter	.75	.50
4th quarter	1.37	.37

Fiscal 1997	High	Low
1st quarter	1.14	.82
2nd quarter	.82	.68
3rd quarter	.83	.73
4th quarter	.64	.45

Fiscal 1998	High	Low
1st quarter	.72	.31
2nd quarter	.59	.28
3rd quarter	.44	.15
4th quarter	.22	.02

Pursuant to instructions from the SEC in July 1998, the trading of the company’s shares in the NASDAQ market was suspended, pending completion of the proposed re-organization plan. During this period of inactivity the management also undertook a review and revised report of the financial statements for 1996 and 1997.

(a)     The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

(b)     As of March 20, 1999, there were approximately 325 holders of record of the Company’s Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company’s Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $ 8,980,978 through December 31’ 1998, due to its Significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor’s report for the fiscal year ended December 31’ 1998 has been prepared assuming that the Company will continue as a going concern.

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

In October 1994, the Company purchased the La Fortuna I Mining Concession form Inversiones Megold C.A., for a total purchase price of $2,000,000 as follows:

The purchase price for the “Fortuna I” property was agreed upon by the seller and Americana Gold & Diamond Holdings, Inc. after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 1998, the remaining portion of debt outstanding of US$ dollars 229,819. As part of the acquisition contract of this concession, the Company agreed to pay to a third company between 3% and 5% of the net profits that would be obtained from mining of the property.

Pursuant to a restructuring plan presented to the shareholders in July 1998, the company obtained an unsecured interest free loan to payout its high interest loans from a Venezuelan Bank, completed a $450,000 private subscription for which the funds were committed but which was subject to NASDAQ/SEC approval as part of the restructuring plan, along with $450,000 in warrants subject to exercise within six months. Completion of this subscription and the associated warrants was delayed as a consequence of delay of SEC approval.

Pursuant to an agreement completed September 15, 1998 between AGD and the Homestake Mining Company of California (‘Homestake’), in consideration of a 3% net smelter royalty on production in excess of the drill indicated resources defined by Homestake, 100% of the shares of Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A., the beneficial owners of an option to earn a 90% vested interest in the El Foco and Chicanan — Chicanan Contract Areas. This transaction was a significant development for AGD, adding fixed assets, mineral resources and potential.

AGD acquired this project to optimise the value of its adjoining Fortuna Property and with the intention of selling the consolidated project to Zaruma Mining Corporation ASA (Zaruma) for a total consideration of $4 million payable as $200,000 in cash and the balance in shares. This transaction was contemplated in a letter agreement dated September 17, 1998 but not completed during 1998. As of year-end 1998 Minera Rio Carichapo C.A. and Minera Rios del Oriente C.A. shall be considered subsidiaries subject to a pending sale.

Results of Operations

Fiscal year ended December 31, 1998 Compared to Fiscal year ended December 31, 1997.

Total income for the year ended December 31, 1998 was $686 compared to $23,903 for the year ended December 31, 1997, a net decrease of $23,903. This decrease is primarily attributable to a decrease in gains from foreign currency exchanges.

Administrative expenses were $528,941 for the year ended December 31, 1998 compared to $488,803 for the year ended December 31, 1997, and exploration cost were $235,429 June, 1997.

Primarily due to a continued lack of revenues from operations, the net loss for the year ended December 31, 1998 was $588,232 as compared to a net loss of $810,642 for the year ended December 31, 1997.

Liquidity and Capital Resources

The Company had a deficit of $440,475 in working capital as of December 31, 1998, compared with a deficit working capital of $876,559 during 1997.

The 1998 working capital increase was primarily due to the receipt of proceeds from private placements offering described below offset by the funding of operations and payments of bank loan in Venezuela and U.S.A.

At December 31, 1998 the Company has an overdraft loan at an average annual interest of 7,95%. Accounts payable of the Company relating to liabilities assumed by the Company for the purchase of exploration and explorations rights of mining concessions currently amounts to $229,819. Such amount relates to payments due on the Fortuna I concession.

In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately $605,000 of debt into the Series B Preferred Convertible Stock.

Such Series B Convertible Preferred Stock paid a cumulative interest rate of 12% per annum and were convertible into common stock at a 25% discount from the bid price of the Company’s common stock at the time of conversion.

In 1995 and January 1996 the Company raised approximately $350,000 from a private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and beared interest at 8%. The note was converted, into 20,000 shares of the Company’s Common Stock for each unit. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into shares of the Company’s Common Stock.

In 1996 the Company raised approximately $677,843 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 1,250,000 shares of its Common Stock in connection with the Private Placements.

In 1997 the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its Common Stock in connection with the Private Placements.

In 1998 the Company raised approximately $423,482, from Private Placements of Common Stock and contribution for interest capital increase, from the United States including officers and directors of the Company. The Company issued 440,404 Shares of its Common Stock in connection with the Private Placements.

The Company’s management is currently seeking to raise Funds to ensure that the Company’s operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partnerships with other mining companies in the La Fortuna area. There can be no assurance that the Company will be successful in raising the necessary funds or finding other alternatives to ensure that the Company will continue and that the Company can operate the La Fortuna concession. Moreover, the sale of additional equity or convertible debt securities could result in addition dilution to the Company’s Stockholders.

The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

Restated Financial Statements

During 1998, the management also undertook a review, and thereafter, revised and restated the financial statements for 1996 and 1997 to comply with U.S. GAAP.

Inflation

Venezuela has historically had a high rate of inflation and the Company is potentially impacted by currency rate exchanges. While neither high inflation or currency rate exchanges have had a material adverse effect on the Company, there can be no assurance that such developments will not have a material adverse effect on the Company in the future.

Forward Looking Statements

This Form 1O-QSB contains certain forward-looking statements within the meaning of Section 27 A of the Securities Act of 1993, as amended, and Section 21 E of the Securities Exchange Act of 1934, amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, exploration cost, foreign currency exchange rates and general market conditions. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Item 7. Financial Statement

See Consolidated Financial Statement listed in the accompanying index to Consolidated Financial Statements on Page F-1 herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Items 9, 10, 11, and 12. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; Certain Relationships and Related Transactions.

The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference as if set out in full.

Item 13. Exhibits and Reports on Form 8-K.

(a)     Exhibit No.

3.1 The Company’s Amended and Restated Certificate of Incorporation**

3.2 The Company’s By-laws. **

3.3 Certificate of Designation for the Series A. Series B and Series C Convertible Preferred Stock. *

4.1 Form of Common Stock Certificate. **

10.1 Agreement between Inversiones Megold, C.A. and the Company.*

10.2 Form of Promissory Note issued in a 1996 Private Placement. ***

31.1 Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Company’s Form 10KSB for the fiscal year ended December 31, 1994.

** Incorporated by reference to the Company’s Form S-A, dated February 10, 1993.

*** Incorporated by reference to the Company’s Form 10KSB for the Fiscal year ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela 30th day of September 2003.

                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2003	Americana Gold and Diamond Holdings, Inc. /s/ David Bending David Bending, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature Gerald Sneddon Gordon Gutraith Daniel Kunz	Title Director Director Director	Date 2/21/2000 2/21/2000 2/21/2000

HLB
Pistone Montuori & Asociados
Accountants and Consultants

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31’ 1998 AND 1997
TOGETHER WITH AUDITORS’ REPORT

Ay.     Andres Bello, Edit. Atlantic, Piso 3, Otic. 1-7, Los Palos Grandes, Telephone: + 58 (02) 285 5269/ 285 9161 /285 624 / 285 8361 / 285 5435 Fax: 58-2-285 0581 — E-mail pistone @ true.net — Apartado: 61202, Caracas 1060 — Venezuela

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

To the Shareholders of:
AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES, (a development stage company) as of December 31, 1998, and the related consolidated statements of operations, shareholder’s equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements as of December 31, 1997. These statements were audited by other independent auditors whose report dated February 13 and October 15, 1998, expressed an unqualified opinion on those statements, however, an explanatory paragraph of emphasis matter due to going concern was disclaimed, as mentioned in note 11.

We conducted our audit in accordance with generally ~accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

Ay.     Andres Bello, Edit. Atlantic, Piso 3, Otic. 1-7, Los Palos Grandes, Telephone: + 58 (02) 285 5269/ 285 9161 /285 624 / 285 8361 / 285 5435 Fax: 58-2-285 0581 — E-mail pistone @ true.net — Apartado: 61202, Caracas 1060 — Venezuela

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES

In our opinion, the consolidated financial statements referred in the first paragraph above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The Company have an accumulated losses in development stage of U.S. dollars 8,980,978. This factor, along with other matters as set forth in the following paragraph raise a doubt that Company will be able to continue as a going concern. The consolidated financial statements have been prepared under the assumption that the Company will be able to continue in operation, having sufficient financial support from the shareholders. See note 8.

As explained in note 1 and 5, during 1998, the Company’s operation is temporal inactive. Management’s plans concerning the matters are also described in note 1; we do not express an opinion regarding the feasibility of such plans. The Company’s continuity as a going concern are subject to or the success of the Company’s future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HLB PISTONE MONTUORI & ASOCIADOS

/s/ Mario Pistone

Mario Pistone
Certified Public Accountant
C.P.A. No. 1.579

Caracas, April 14, 1999

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED BALANCE SHEETS — ASSETS
DECEMBER 31, 1998 AND 1997
(Expressed in US dollars)

	1998	1997
ASSET
CURRENT ASSET:
Cash	723	14,524
Temporary investment	1,000	--
Prepaid expenses and other current assets	57,985	61,630

Total current assets	59,708	76,154

PROPERTY AND EQUIPMENT, net	166,112	263,538

MINING CONCESSIONS-
In exploration activities	--	2,020,233

MINING CONCESSIONS-
Suspended exploration activities	3,150,124	1,129,891

OTHER ASSETS	514,205	514,879

	3,890,149	4,004,695

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED BALANCE SHEETS--LIABILITIES AND SHAREHOLDERS' EQUITY
DECEMBER 31, 1998 AND 1997
(Expressed in U.S. dollars)

	1998	1997
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	54,779	233,462
Accounts payable	383,540	690,489
Accrued liabilities	61,864	28,762

Total current liabilities	500,183	952,713
PROVISION FOR EMPLOYEE SEVERANCE BENEFITS	9,898	13,899

Total liabilities	510,081	966,612

SHAREHOLDERS' EQUITY:
Capital stock	12,361,046	11,430,829

Accumulated losses	(8,980,978)	(8,392,746)

Total shareholders' equity	3,380,068	3,038,083

	3,890,149	4,004,695

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED OPERATIONS STATEMENTS FOR THE YEARS ENDED -
DECEMBER 31, 1998 AND 1997
(Expressed in U.S. dollars)

	1998	1997	Cumulative incef 1991 to 1998
EXPLORATION COST	--	(235,429)	(5,348,070)
ADMINISTRATIVE EXPENSES	(528,941)	(488,803)	(4,702,407)

Operating loss	(528,941)	(724,232)	(10,050,477)
OTHER (EXPENSES) INCOME:
Financial interest expenses, net	(59,977)	(110,313)	(231,588)
Currency translation adjustment	686	23,903	684,544
Other income	--	--	616,533

	(59,291)	(86,410)	1,069,499

Net loss	(588,232)	(810,642)	(8,980,978)

Net loss per share - pre split
basis weighted average	0.04129	0.06417

Shares - pre split basis	14,243,135	12,632,973

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31’ 1998 AND 1997
(Expressed in U.S. dollars)

	CAPITAL STOCK	ACCUMULATED LOSSES	TOTAL SHAREHOLDERS' EQUITY
Balance as of December 31, 1996	11,144,840	(7,582,104)	3,562,736

Capital increase	285,989	--	285,989
Net loss	--	(810,642)	(810,642)

Balance as of December 31, 1997	11,430,829	(8,392,746)	3,038,083
Capital increase	719,917	--	719,917
Contribution for future
capital increase	210,300	--	210,300
Net loss	--	(588,232)	(588,232)

Balance as of December 31, 1998	12,361,046	(8,980,978)	3,380,068

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Expressed in U.S. dollars)

	1998	1997
OPERATING ACTIVITIES:
Net loss	(588,232)	(810,642)

Adjustments to reconcile net loss to net
cash used from operating activities:
Depreciation of property and equipment	56,089	58,515
Gain in translation of foreign currency	(686)	(23,903)
Provision for employee severance benefits	5,985	7,056

	61,388	(41,668)

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	3,645	(19,617)
Other assets	674	--

	4,319	(19,617)

Increase (decrease) in:
Accounts payable	(306,949)	288,190
Accrued liabilities	33,102	14,820
Payments of employee severance benefits	(9,986)	(4,882)

	(283,833)	298,128

Net changes	(279,514)	278,511

NET CASH USED IN OPERATING ACTIVITIES	(806,358)	(490,463)

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
(Expressed in U.S. dollars)

	1998	1997
INVESTING ACTIVITIES:
Purchase of temporary investment	(1,000)	--
Retirement of property and equipment	41,337	--

NET CASH PROVIDED FROM INVESTING ACTIVITIES	40,337	--

FINANCING ACTIVITIES:
Bank loan payment	(178,683)	63,462
In long term account payable	--	(1,647)
Capital stock increase	930,217	285,989

NET CASH PROVIDED FROM FINANCING ACTIVITIES	751,534	347,804

EFFECT IN EXCHANGE RATE	686	23,903

DECREASE IN CASH	(13,801)	(118,576)

CASH BEGINNING OF YEAR	14,524	133,280

CASH END OF YEAR	723	14,524

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER, 31 1998 AND 1997

Note 1 — Incorporation. purpose and operation of the Company:

The Company was incorporated in 1993, through the merger of Americana Gold an Diamond Mining Corporation (incorporated in Tortola, British Virgin Island on April 3, 1990) and Blue Willows Holdings Inc. (incorporated in the United States of America) with the purpose of negotiating, exploring, exploiting, transporting and performing all those activities related to the handling of gold, diamonds and precious metals and stones, as well as participating in any related activities.

The Company is under development stage and its activity is performed through the acquisition and exploration of mining concessions, acquired through its subsidiaries domiciled in Venezuela. During 1998, the companies temporal inactivated the exploration of certain mines acquired in concession (See note 5). Likewise, the Company has incurred losses since its incorporation, and has undergone a working capital deficit, especially during 1998 and 1997. The deficiency in working capital and the operating losses since inception raise a doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described below.

The Company is still applying the Restructuring Plan adopted in July 1998, and completed the following steps during the second semester of 1998:

o	The company obtained an unsecured loan, which was used to payout the high interests loan at the Venezuelan bank and to pay down the loan with a local bank. The Company has an overdraft loan at an average annual interest of 7.95%. See note 7.

o	The shareholders partially paid U.S. dollars 210,300 of the subscription to an amount of U.S. dollars 450,000 private placement for which the funds were committed but which was subject to NASDAQ/SEC approval as part of the restructuring plan, along with U.S. dollars 450,000 in warrants subject to exercise within six or seven months. Completion of this subscription and the associated warrants was delayed as a consequence of delay in SEC approval. See note 8.

o	Requested and received shareholders’ consent (82%) for a 1 for 10 reverse stock split and the private placement.

o	Acquired an option to hold 50% of the Santa Rosa Property in Brazil with the intention of defining drilling targets. (unaudited)

o	Acquired the “El Foco” Development Project in Venezuela through acquisition debt free, of the Venezuelan Companies, which hold those rights. The property has a drill indicated resource of 300,000 ounces of gold with significant potential for new discoveries and has a fully functional operations site with offices, staff and crew housing, and a core management facility. See note 3.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

o	Negotiation of the agreement for the sale of this project for a total amount of U.S. 4 million dollars, plus royalties to Zaruma Mining Corporation, a Norwegian Company undertaking an initial public offering during the second semester of 1999. This negotiation was completed in March 1999. See note 13.

o	Reduced overhead by removing 5 director positions, laying off some excess personnel, and subleasing office space.

o	Engaged in conversations and negotiations with Capital Finance Companies to provide project financing for the “Santa Rosa” Project in Brazil and with Marketing Companies to assist with the promotion of the Company. (unaudited)

The activities related to financing and restructuring of the company were delayed through the first half of 1999, pending SEC approval of the reviewed financial statements for the 1997 and 1996. During the first quarter of 1999, the incumbent directors delayed all significant business pending completion and approval of these statements in compliance with generally accepted accounting principles in the United States.

It is management’s intent to continue with a policy of austerity but at the same time move ahead with the completion of the exploration financing and a subsequent work program on the “Santa Rosa” Brazil project and continue with the exploration of “La Fortuna” and “Bochinche” concessions which will remain a major focus of the Company activities. At the same time the Company will benefit from activities on its own interest in the joint ventures in Venezuela (“El Foco”).

Note 2 — Summary of significant accounting principles and practices:

The most significant accounting policies followed by the Company in the recording of its operations and in the preparations of its consolidated financial statements are summarized as follows:

a)     Consolidation principles The consolidated financial statements includes the accounts of Americana Gold and Diamond Holdings Inc. and those of its wholly owned subsidiaries: Latinvan Metal Trading Ltd, C.A., Consorcio Minero Miamo, C.A. and Americana Gold and Diamond Holdings Inc. de Venezuela, C.A. (companies domiciled in Venezuela) as of December 31, 1998 and 1997. All intercompany balances and transactions have been eliminated in the consolidation.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

b)     Property and equipment-

Proper1y and equipment are recorded at acquisition cost. Repairs and maintenance expenses are charged directly to operations, and improvements and renovations are added to the cost of the corresponding proper1y. Depreciation is determined based on the straight-Line method, in accordance with the estimated useful lives of the assets. When assets are sold or retired, the corresponding cost and accumulated depreciation are eliminated from the accounts, and the gain or loss is reflected in the year’s operations.

c)     Mining Concessions-

The mining concessions are owned by the subsidiaries Latinvan Metal Trading Ltd, C.A. and Consorcio Minero Miamo, C.A. and are recorded at the acquisitions cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation. Concessions are reviewed for recoverability as 10ng-Iived assets. Provisions for write downs are recorded when it is determined that the asset is impaired.

As of December 31, 1998 and 1997, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Company has not initiated extraction activities.

d)     Translation of financial statements The financial statements of the subsidiaries are denominated in bolivars and have been translated into U.S. dollars using the following procedure: all monetary assets and liabilities denominated in bolivars were translated at the floating market exchange rates of Bs. 566.19 and Bs. 502.79 to U.S. dollar 1.00, in effect as of December 31, 1998 and 1997, respectively. United States of America dollars may be freely purchased at demand. Proper1y and equipment, other assets and shareholders’ equity have been translated at historical exchanges rates; and transactions have been included in the statement of operations at an average exchange rate in each month of the period in which the transactions were effected. Subsidiaries operate in a highly inflationary economy.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

e)     Use of estimates-

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimations and assumptions, that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the income and expenses reported during the reported period. Actual results may differ from these estimates.

f)     Presentation of the consolidated financial statement Certain amounts of the consolidated financial statements as of December 31, 1997, have been reclassified in order to conform with 1998 presentation.

Note 3 — Temporary investments:

On September 15, 1998, Homestake Mining Company of California sold to the Company its subsidiary’s capital stock “Minera Rios Del Oriente, S.A.”, (who owns 11.10% of the capital stock of “Minera Rio Carichapo, S.A.”), represented by 80.028 shares with a face value of U.S. dollars 17.66 each share, and the 88,90% of its subsidiary’s capital stock “Minera Rio Carichapo, S.A.”, represented by 125,178 shares with a face value of U.S. dollars 1.77 each share.

The agreed sell price between parties have been conformed by a) an initial portion of U.S. dollars 1.000, and b) a 3% of the Smelter Net Return, with respect to all diamonds and gold not previously identified by Homestake Mining Company of California before September 15, 1998, as part of mineral resources areas regarding “El Foco” y “Fundador”.

The selling price indicated in b), of the above paragraph, corresponds to 70% of shares from “Minera Rios Del Oriente, S.A.” and the remaining balance 30% of the shares from “Minera Rio Carichapo, S.A. “

The shares identified are shown in the consolidated balance sheets as of December 31, 1998, under temporary investment. See note 13.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

Note 4 — Property and equipment:

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, are represented as follows:

	1998	1997	Annual depreciation rates
	(Expressed in U.S. dollars)%

Machinery and equipment	380,546	380,546	10
Office furniture and equipment	11,587	12,061	10
Vehicles	47,368	55,277	10
Tools and utensils	6,022	6,022	20
Facilities and improvements	--	66,564	6
Computer equipment	11,316	11,316	20

	456,839	531,786
Less: accumulated depreciation	(290,727)	(268,248)

	166,112	263,538

Note 5 — Mining Concessions:

o   In exploration activities:

The balances for mining concessions in explorations activities, shown in the consolidated balance sheets as of December 31, 1997, represent the acquisition of the concession known as “Fortuna I”. For the acquisition of this concession, the Company paid U.S. dollars 110,000, in cash, and U.S. dollars 1,500,000, with the shares of Consorcio Minero Miamo, C.A., owner of “Fortuna I” concession. The purchase price for the “Fortuna I” property was agreed upon by the seller and Americana Gold and Diamond Holdings after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 1998 and 1997, the remaining portion of debt outstanding of U.S. dollars 229,819 and U.S. dollars 390,000, respectively, are included in the accounts payable shown in the consolidated balance sheets. As part of the acquisition contract of this concession, the Company agreed to pay to a third company between 3% and 5% of the net benefit that would be obtained from gold ore exploitation. As of December 31, 1998, “Fortuna I” concession shown in the consolidated balance sheets under temporal inactivity exploration, due to the financial situation described in the following paragraph.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

o    Temporal inactivity exploration:

The balances for mining concessions in temporal inactivity exploration, shown in the consolidated balance sheets as of December 31, 1998 and 1997, represent the acquisition of the concession known as “Bochinche”. The Company is looking for more financing at this time to comply with equipment requirements, obtain the necessary permits and finance ongoing exploration. The reports of N.L. Tribe, Professional engineer, indicates a reserve of latest 4,000,000, grams of gold, and recommended that exploration be continued on “Bochinche” concession.

Note 6 — Other assets:

Balances of other assets shown in the consolidated balance sheets as of December 31, are represented as follows:

	1998	1997
	(Expressed in U.S. dollars)

Future mineral exploitation plant	512,952	512,952
Other	1,253	1,927

	514,205	514,879

Note 7 — Bank loans:

The amounts shown as bank loans in the balance sheets as of December 31, are represented by loans to be paid during 1998, as follows:

	1998	1997	Interest rate %
	(Expressed in U.S. dollars)

Local bank overdraft	54,779	--	7.5 and 8.5
Local bank loan	--	183,730	7.6 and 7.0
Foreign bank loan	--	49,732	33.0 and 34.0

	54,779	233,462

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

Note 8 — Capital stock:

For the years ended December 31, 1998 and 1997, the following capital stock modifications were made (number of shares are on a pre-split basis).

During 1998:

o o o o	U.S. dollars 213, 182, by the issuance of 440,404, common shares of the Company's common stock paid by different shareholders in cash.
U.S. dollars 289,417, by the issuance of 573,334, common shares by capitalization of debts maintained to the directors, officers and suppliers for services rendered.
U.S. dollars 217,318, by the issuance of 2, 173, 180, common shares paid based on the agreement between the Company and Inversiones Megold. See note 5.
U.S. dollars 210,300, paid by different shareholders in cash for contribution of the future capital increase.

During 1997:

o	U.S. dollars 285,989, for the issuance of 609,952, common shares of the Company's common stock paid by different shareholders in cash.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements follows:

As of December 31, 1998, the Company’s capital stock on a pre-split basis, is constituted as follows:

Class of shares	Shares	U.S. dollars	Manner of Payment
Preferential	25	25,000	Cash

Common	3,764,251	4,516,216	Merger (AGD Mining & Blue Willows)
	4,725,882	3,493,991	Cash
	3,894,233	1,717,318	Acquisition of concession
			"Fortuna I"
	445,455	321,104	Cash and preferential shares
			converted into common shares
			and interest paid in shares
	964,960	683,992	Capitalization of debt to directors
			preferential shares
			S-B converted into common shares
			and interest paid with shares
	523,844	421,773	Cash and preferential shares
			S-B converted into common shares
			and interest paid with shares
	1,207,474	690,025	Capitalization of debt to
			directors and officers
	305,502	281,327	Capitalization of debt to
			suppliers for services rendered

Total Common	15,879,601	12,125,746

	--	210,300	Contribution for future
			capital increase

Total	15,879,626	12,361,046

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

Note 9 — Administrative expenses:

Administrative expenses for the years ended December 31, 1998 and 1997, are represented as follows:

	1998	1997
	(expressed in U.S. dollars)

Compensation to directors and officers	125,667	135,000
Professional fees	127,852	77,005
Especial Bonus	13,200	26,400
Annual Franchise tax, Deleware	9,461	5,413
Annual Fee NASDAQ listing	8,404	7,554
Salaries, wages ad other benefits for personnel	91,331	106,417
Depreciation	56,089	58,515
Net loss retirement of fixed assets	41,337
Other general and administrative expenses	55,600	72,499

	528,941	488,803

Note 10 — Year 2000:

The Company have undertaken a plan of the management systems in place as to ascertain the potential impact of the date change at the end of the century. These plans are being used to identify the extent to which changes must to be made to enable management systems and products to become compliant with date controls for the 21st century. It is not currently envisaged that compliance costs will be material.

Note 11 — 1997 Financial Statements:

On February 13, 1998, were issued a report on the consolidated financial statements of the Company as of and for the years ended December 31, 1997 and 1996, which had a qualified opinion, since the Company had not performed and independent technical mining appraisal on the concessions owned, denominated “El Progreso 4” and “El Progreso 5” with a book value of U.S dollars 5,931,535 as of December 31, 1997 and 1996, in order to determine their net realizable value at the aforementioned dates, in accordance with generally accepted accounting principles in the United States. As of October 15, 1998, subsequent to the issuance of said report, the Company terminated the contract pertaining to the concessions and reversed the above mentioned effect to reflect the write off on the book value of the above mentioned concessions. Accordingly, the current unqualified opinion on the restated! 1997 and 1996 consolidated financial statements, as expressed herein, is different from that expressed in the prior report (February 13, 1998) on the previously issued 1997 and 1996, consolidated financial statements as it related to this matter.

HLB
Pistone Montuori & AsociadosAccountants
and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

During 1998, the Company reversed the carrying value of “El Progreso 4” and “El Progreso 5” concessions restated in 1997, consolidated financial statement to retroactively recognize the respectively effect, as follows:

	1997
	As previously reported	As restated
	(Expressed in U.S. dollars)
Assets-
Concessions:
"Fortuna I"
Acquisition cost	2,020,233	2,020,233
Exploration cost	365,016

	2,385,249	2,020,233

"Bochinche"
Acquisition cost	1,129,891	1,129,891
Exploration cost	148,715

	1,278,606	1,129,891

"El Progreso 4 and 5"
Acquisition cost	5,400,000
Exploration cost	531,535

	5,931,535

	9,595,390	3,150,124

Liabilities-
Long-term debt	2,958,604

Accumulated losses	(4,514,871)	(8,392,746)

Loss for the year	(575,213)	(810,642)

Note 12 — Legal matters related to subsidiaries:

a)     Provision for employee severance benefits

        Benefits have been accrued at an amount sufficient to cover the employees’ vested benefits as set forth under Venezuelan labor legislation, net of anticipated payments. As of December 31, 1997 the company adopted the new legislation reform of June 1997 I and paid the total liabilities of the prior legislation.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

b)     Provision for income tax and corporate assets tax

        The provision for income tax is calculated based on a reasonable estimate of net taxable income for the year, in accordance with current tax legislation, which also establishes the annual readjustment for tax inflation of its non monetary assets, foreign accounts payable and shareholders’ equity as an increase or decrease on the net taxable income. Likewise, the Income Tax Law authorizes the transfer of tax losses carry forward for a term of up to three (3) years. The subsidiaries’ tax losses available to offset future taxable income, are as follows:

Subsidiaries	Amount	Year incurred	Carry forward up to
	(In U.S. dollars)

A.G.D. Holdings Inc. de Venezuela, C.A	126,440	1996	1999
Latinvan Metal Trading LTD	12,450	1996	1999

	138,890

A.G.D. Holdings Inc. de Venezuela, C.A	18,185	1997	2000
Consorcio Minero Miamo, C.A	331	1997	2000

	18,516

A.G.D. Holdings Inc. de Venezuela, C.A	81,414	1998	2001
Consorcio Minero Miamo, C.A	52,599	1998	2001
Latinvan Metal Trading LTD	256,689	1998	2001

	390,702

The effect of the inflation indexes and the adjustments, caused on the net taxable income (loss) as of December 31, 1998, are as follows:

Description	A.G.D. Holding Inc. de Venezuela C.A.	Consorcio Minero Miamo, C.A.	Latinvan Metal Trading LTD.
	(Expressed in U.S. dollars)

Property and equipment, net	201,574	86,553	345,414
Foreign accounts payable	(51,558)	(968)	(248,584)
Shareholders' equity	(130,850)	(95,193)

Increase (decrease) on net taxable
Income (loss)	19,166	(9,608)	96,830

The adjusted values of the property and equipment should be depreciated over the remaining useful lives of the assets. Depreciation is deductible for tax purposes.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

F-19

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

        Likewise, current tax legislation establishes the corporate assets tax, which is determined applying 1% to the average of the Subsidiaries’ assets adjusted for inflation invested in income production during the fiscal year. Corporate assets tax expense will be subject to the income tax calculation, and the excess generated by the comparison with income tax will be considered as a corporate assets tax expense. The amount paid for corporate assets tax during the period also constitutes a credit against income tax arising during the three (3) subsequent fiscal periods.

The legislation establishes an exemption for companies during development stage of two (2) years thereafter initiation of its operating activities. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

c)     Other relevant norms-

o	Wholesale and Luxury Tax

Valued added tax applies on services and imports of goods. During 1998, the wholesale and luxury tax were 16.5% and 10.0% respectively. From May 1, 1999, the effective wholesale tax rate will be 15.5%. As of December 31, 1998, the subsidiaries may compensate the fiscal credit of U.S. dollars 56.658.

Taxpayers shall be exempted for a five (5) years and subject to authorization from the Council of Ministers, from payment of the Wholesale and Luxury Consumption Tax on imports, capital goods and services during development stage of the implementation of industrial projects.

o	Norms on Gold and Gold Alloys Exports

On January l’ 1996, Resolution No.96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

o	Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry to be kept by the Central Bank of Venezuela.

o	Authorization requests will be effected before the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

o	Mining taxes

In addition to the normal taxes that any private company in Venezuela has to pay, the Mining Law establishes the following taxes:

o	Exploration tax: A single payment of U.S. dollars 0.0004 / hectare for the right to explore the concession.

o	Surface tax: An annual payment in proportion to the number of hectares granted. For alluvial concessions the rate is U.S. dollars 0.001 / hectare a year, and for vein concessions U.S. dollars 0.002 / hectare a year. The tax is levied only after the concession title is published in the official gazette.

d)     Foreign investment treatment regulations

        Actual foreign investment regulations on foreign capital, trademarks, patents, licenses and royalties allow the foreign companies, among other, the following:

o	Reinvestment of net income; distribution, profit remittance of dividends to foreign investors and re-exportation of the foreign shareholders’ investment will not require authorization from the Superintendence of Foreign Investments (SIEX.

o	All agreements regarding Information Technology and use of Patent and Trademarks are authorized, regardless of the modality that said agreements adopt. There is a subsequent obligation to register such agreements with the Superintendence of Foreign Investments (SIEX).

Foreign companies are allowed to take out loans from local banks and to raise credit on the Venezuelan capital markets, including the sale of stocks and bonds on local exchanges. External credits do not require prior authorization or registration.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Notes to the consolidated financial statements

e)     Capital stock

        As of December 31, 1998, the Company’s subsidiaries accrued losses that exceeds more than two thirds (2/3) of the capital stock. According to the Venezuelan Commercial Code establishes the following: “When capital stock as per records decrease more that 33,33% (1/3) of the capital stock of the Company, must be restored or reintegrated to capital stock in that amount, or limit it, to the remaining balance”. “When capital stock decreases exceeds more than 66,66% (2/3) of the capital stock, company must be liquidated or dissolved, if shareholders does not reintegrate or limit to the remaining balance”.

        The shareholder intention is to give financial support to the Company in order to continue operating.

Note 13 — Subsequent events:

In March 1999, the Company completed the share purchase agreement, in accordance therewith the purchase price will be the equivalent of U.S. dollars 4,000,000, which the parties agree is ‘. the fair market value of the shares and that such fair value shall be paid by means of payment in cash and share of Zaruma Mining Corporation ASA, a corporation organized and existing under the laws of Norway, as follows:

o	U.S. dollars 200,000 in cash (“the U.S. dollars Fund”) and U.S. dollars 3,800,000, which the parties agree shall be paid through the delivery of 1,900,000 shares of Zaruma (“the Share Fund”) issued at NOK 0.50 per share at a subscription price of NOK 15 per share, pursuant to the capital increase of Zaruma, which will take place in April-March 1999. The parties agree that the exchange rate of NOK 7.50 per 1.00 U.S. dollar shall be applicable for the value of the shares to be delivered hereunder.

o	As additional consideration for the purchase of the shares, Zaruma grants Americana a 1 % Net Smelter Returns (“NSR”) royalty from all metal production from the “El Foco” areas and a 1% royalty on the realized value of all diamonds produced from the “El Foco” areas.

o	The Seller undertakes, as a consideration for the sale of the shares that it shall not, without prior written consent from the Purchaser, for a period terminating on March 31, 2002, interfere of seek to interfere or take such steps as may interfere with the continuance of supplies to “Carichapo” (or the terms relating to such supplies) from the suppliers who have been supplying components materials or service to “Carichapo”.

HLB
Pistone Montuori & Asociados
Accountants and Consultants

Pistone Montuori & Asociados is a member of HLB International. A worldwide organization of accounting firms and business advisers.