Form 10QSB
period 1999-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-16
CIK 792642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	Quarterly report under section 13 or 15(d) of the exchange act of 1934 For the quarterly period ended March 31, 1999

Or

( )	Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934.

Commission File Number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Formerly Blue Willow Holdings, Inc.)

Delaware	84-1023321
(State or other Jurisdiction of incorporation or Organization)	(I.R.S. Employer identification number)

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

    YES  [X]    NO  [   ]

The number of shares outstanding of the registrant’s common stock is 13,133,087 (as of March 31, 1999). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

TABLE OF CONTENTS

Page No
PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Notes to Consolidated Financial Statements	F-1
Balance Sheets	F-2
Statements of Income	F-3
Statements of Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	3
PART II: OTHER INFORMATION
Items 1 to 6	5
Signatures	6

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, included in the Company’s Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — AS OF MARCH 31, 1999 and DEC 31, 1998
(Expressed in U.S. dollars)

	MAR 31, 1999	DEC 31, 1998
ASSETS
CURRENT ASSETS:
Cash	3,190	723
Prepaid expenses & other current assets	206,353	57,985
Temporary investment	--	1,000

Total current assets	209,543	59,708
INVESTMENT IN ZARUMA MINING CORP. ASA	3,677,320	0
PROPERTY AND EQUIPMENT, net	152,597	166,112
MINING CONCESSIONS	3,150,124	3,150,124
OTHER ASSETS	514,063	514,205

	7,703,647	3,890,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	55,839	54,779
Accounts payable	429,348	383,540
Accrued liabilities	48,772	61,864

Total current liabilities	533,959	500,183
PROVISION FOR EMPLOYEE SEVERANCE BENEFITS	9,176	9,898

Total liabilities	543,135	510,081

STOCKHOLDERS' EQUITY
Capital stock	12,361,046	12,361,046
Accumulation for not carried out profit of investment	3,676,320	0
Accumulated losses	(8,876,854)	(8,980,978)

Total stockholders' equity	7,160,512	3,380,068

	7,703,647	3,890,149

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998
(Expressed in U.S. dollars)

	Three months ended March 31,
	1999	1998
ADMINISTRATION EXPENSES	(95,849)	(105,566)

	(95,849)	(105,566)

OTHER INCOME (EXPENSE):
Financial interest expenses	0	0
Translation adjustment	(27)	1,149
Purchase agreement (ZARUMA/AGD)	200,000	0

Total other income (expenses)	199,973	1,149

NET GAIN/(LOSS)	104,124	(104,417)

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	CAPITAL STOCK	Accum. For not carried out profit of investment	Accumulated Losses	Total Stockholders' Equity
BALANCE, as of December 31, 1998	12,361,046	0	(8,980,978)	3,380,068
Accumulation for not carried out profit of investment	0	3,676,320	0	3,676,320
Net Gain	0	0	104,124	104,124

BALANCE, as of March 31, 1999	12,361,046	3,676,320	(8,876,854)	7,160,512

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 1999 AND 1998
(Expressed in U.S. dollars)

	1999	1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net gain (loss)	104,124	(104,417)
Adjustments to reconcile net gain (loss)
with net cash used in operations-
Depreciation	13,515	14,531
(Gain) loss in translation of foreign currency	27	(1,149)
Provision for employee severance benefits	0	1,715

	117,666	(89,320)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
current assets	(148,368)	1,880
Increase (Decrease) in accrued liabilities	(13,092)	(10,877)
Increase (Decrease) in accounts payable	45,808	38,065
Payment of employee severance benefits	(722)	(2,699)

Net cash used in operating activities	(116,374)	26,369

CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Decrease in Property and Equipment	0	0
Decrease (Increase) in mining investment	0	0
Treasury Stock	0	0
(Increase) Decrease in other assets	142	191

Net cash used in investment activities	142	191

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease) in long-term accounts payable	0	0
(Decrease) Increase of bank loans	1,060	(468)
Increase in capital stock	0	52,250

Net cash provided by financing activities	1,060	51,782

EFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(27)	1,149

(DECREASE) INCREASE IN CASH	2,467	(9,829)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD	723	14,524

CASH & CASH EQUIVALENT AT END OF PERIOD	3,190	4,695

Management’s Discussion and Analysis or Plan of Operations

      Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $8,876,854 through March 31, 1999, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation.

There can be no assurance that management will be successful in accomplishing this task. The independent auditor’s report for the fiscal year ended December 31, 1998 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

      Results of Operations

        Quarter ended March 31, 1999 compared to quarter ended March 31, 1998

There was significant income for the three months period ended March 31, 1999 due to the Zaruma negotiation and no income for the three months period ended March 31, 1998. Administrative expenses were $95,849, for the quarter-ended March 31, 1999 compared to $105,566 for the quarter ended March 31, 1998.

The net gain for the quarter-ended March 31 1999 increased to $104,124 as compared to a net loss of $104,417 for the quarter ended March 31, 1998 due primarily to the negotiation of “EL FOCO MINING CONCESSIÓN ” with ZARUMA MINING CORP.

      Changes in Financial Condition – From December 31, 1998 to March 31, 1999

The Company’s Assets increased from $3,890,149 for the year ended December 31, 1998 to $7,703,647 due primarily to the negotiation of “EL FOCO MINING CONCESSION ” with ZARUMA MINING CORP.

      Liquidity and Capital Resources

The Company had $50,000 in cash in working capital as of March 31, 1999, compared with working capital of $52,250 as of March 31, 1998. The 1999 working capital was primarily obtained from the receipt of proceeds from the agreement between AGDH and ZARUMA MINING CORP. The 1998 working capital was primarily obtained from a private placement.

At March 31, 1999, the Company had a loan (overdraft) in a bank outstanding in the amount of $55,839. The loan bears interest at 7.625% per annum. The Company’s subsidiaries had three notes payable to a Venezuelan Bank for the total equivalent amount of $37,586. These loans were fully paid on July 13, 1998. Accounts Payable of the Company relating to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concession currently amounts to $217,587, relating to payments due on the Fortuna I concession.

In 1997, the Company raised approximately $285,989 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with the Private Placement.

In 1998, the Company raised approximately $213,182 from Private Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common stock in connection with the Private Placement.

In 1999, the Company obtained $50,000 due to a partial payment from Zaruma Mining Corp., in connection with the negotiation of “EL FOCO MINING CONCESION “

The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

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

Item 1. Legal Proceeding
    Not applicable.

Item 2. Changes in Securities
    Not applicable.

Item 3. Default Upon Senior Securities
    Not applicable.

Item 4. Submission of Matters to a vote of Security Holders.
    Not applicable.

Item 5. Other Information:

Item 6. Exhibits and reports on Form 8-K
    a) Exhibits

    31  Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    b) Reports on Form 8-K – None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2003	Americana Gold and Diamond Holdings, Inc. /s/ David Bending David Bending, President and Director