Form 10QSB
period 1999-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-16
CIK 792642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	Quarterly report under section 13 or 15(d) of the exchange act of 1934 For the quarterly period ended September 30, 1999

Or

( )	Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934.

Commission File Number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Formerly Blue Willow Holdings, Inc.)

Delaware	84-1023321
(State or other Jurisdiction of number incorporation or Organization)	(I.R.S. Employer identification)

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

    YES  [X]    NO  [   ]

The number of shares outstanding of the registrant´s common stock is 13,133,087 (as of September 30, 1999). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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
(UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1998, included in the Company´s Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — AS OF SEP 30, 1999 and DEC 31, 1998
(Expressed in U.S. dollars)

	SEP 30, 1999	DEC 31, 1998
ASSETS
CURRENT ASSETS:
Cash	21,435	723
Prepaid expenses & other current assets	62,820	57,985
Temporary investment	--	1,000

Total current assets	84,255	59,708
INVESTMENT IN ZARUMA MINING CORP. ASA	3,677,320	0
PROPERTY AND EQUIPMENT, net	124,425	166,112
MINING CONCESSIONS	3,150,124	3,150,124
OTHER ASSETS	514,076	514,205

	7,550,200	3,890,149

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	58,138	54,779
Accounts payable	409,829	383,540
Accrued liabilities	40,387	61,864

Total current liabilities	508,354	500,183
PROVISION FOR EMPLOYEE SEVERANCE
BENEFITS	7,996	9,898

Total liabilities	516,350	510,081

STOCKHOLDERS' EQUITY
Capital stock	12,361,046	12,361,046
Accumulation for not carried out profit of investment	3,676,320	0
Accumulated losses	(9,003,516)	(8,980,978)

Total stockholders' equity	7,033,850	3,380,068

	7,550,200	3,890,149

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998
(Expressed in U.S. dollars)

	nine months ended sept		three months ended sept
	1999	1998	1999	1998
ADMINISTRATION EXPENSES	(222,188)	(518,201)	(97,726)	(93,955)

	(222,188)	(518,201)	(97,726)	(93,955)

OTHER INCOME (EXPENSE) :
Financial interest expenses	0	0	0	0
Translation adjustment	(350)	97	(340)	(1,514)
Purchase agreement(ZARUMA/AGD)	200,000	0	0	0

Total other income(expenses)	199,650	97	(340)	(1,514)

NET GAIN/(LOSS)	(22,538)	(518,104)	(98,066)	(95,469)

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	Capital Stock	Accum. for not carried out profit of investment	Accumulated Losses	Total Stockholders' Equity
BALANCE, as of December 31, 1998	12,361,046	0	(8,980,978)	3,380,068
Capital stock increase	0	0	0	0
Accumulation for not carried out profit of investment	0	3,676,320	0	3,676,320
Net Gain(Loss)	0	0	(22.538)	(22.538)

BALANCE, as of SEPTEMBER 30, 1999	12,361,046	3,676,320	(9,003,516)	7,033,850

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
(Expressed in U.S. dollars)

	1999	1998
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net gain(loss)	(22,538)	(518,104)
Adjustments to reconcile net gain(loss)
with net cash used in operations-
Depreciation	40,403	42,575
(Gain)loss in translation of foreign currency	350	97
Provision for employee severance benefits	--	3,015

	18,215	(472,417)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
current assets	(4,835)	6,011
Increase(Decrease)in accrued liabilities	(21,477)	(4,323)
Increase(Decrease)in accounts payable	26,289	(122,974)
Payment of employee severance benefits	(1,902)	(4,475)

Net cash used in operating activities	16,290	(598,178)

CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Decrease in Property and Equipment	1,284	41,337
Decrease(Increase) in mining investment	--	(8,610)
Treasury Stock	--	0
(Increase)Decrease in other assets	129	603

Net cash used in investment activities	1,413	33,330

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease) in long-term accounts payable	--	0
(Decrease)Increase of bank loans	3,359	(169,165)
Increase in capital stock	--	719,917

Net cash provided by financing activities	3,359	550,752

EFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(350)	(97)

(DECREASE)INCREASE IN CASH	20,712	(14,193)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD	723	14,524

CASH & CASH EQUIVALENT AT END OF PERIOD	21,435	331

Management’s Discussion and Analysis or Plan of Operations

      Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $9,003,516 through September 30, 1999, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor´s report for the fiscal year ended December 31, 1998 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

      Results of Operations

        Quarter ended September 30, 1999 compared to quarter ended September 30, 1998

There was significant income for the three and nine months period ended September 30, 1999 due to the Zaruma negotiation and no income for the three and six months period ended September 30, 1998. Administrative expenses were $97,726, for the quarter ended September 30, 1999 compared to $93,955 for the quarter ended September 30, 1998, and $222,188 for the nine months ended September 30, 1999 compared to $518,201 for the nine months ended September 30, 1998.

The net loss for the quarter ended September 30, 1999 increased to $98,066 as compared to a net loss of $95,469 for the quarter ended September 30, 1998, and for the nine months ended September 30, 1999 the net loss decreased to $22,538 as compared to a net loss of $518,104 for the nine months ended September 30, 1998.

      Changes in Financial Condition – From December 31, 1998 to September 30, 1999

The Company´s Assets increased from $3,890,149 for the year ended December 31, 1998 to $7,550,200 due primarily to the negotiation of “EL FOCO MINING CONCESSION with ZARUMA MINING CORP”.

      Liquidity and Capital Resources

The Company had $200,000 in cash in working capital as of September 30 1999, compared with working capital of $213,182 as of September 30, 1998. The 1999 working capital was primarily obtained from the receipt of proceeds from the agreement between AGDH and ZARUMA MINING CORP. The 1998 working capital was primarily obtained from a private placement.

At September 30, 1999, the Company had a loan (overdraft) in a bank outstanding in the amount of $58,138. The loan bears interest at 7.625% per annum. The Company´s subsidiaries had three notes payable to a Venezuelan Bank for the total equivalent amount of $37,586. These loans were fully paid on July 13, 1998. Accounts payable of the Company relating primarily to liabilities assumed by the Company for the purchase of exploration and exploitation rights of mining concession currently amounts to $229,818 relating to payments due on the Fortuna I concession.

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

At September 30, 1999, the Company obtained $200,000 due to a payment from Zaruma Mining Corp. in connection with the negotiation of “El Foco Mining Concession”

The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

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