Form 10KSB
period 1999-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-16
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1999

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________________to ___________________________

Commission file number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	84-1023321
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification N°)

Avenida Francisco de Miranda
Centro Empresarial Miranda
Mezz. 1 Oficina 11, Los Ruices
Caracas, Venezuela 1070
(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (58-212)-2854031 — Fax: (58-212)-2852486

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

        Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____.

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

        State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the voting stock as sold, or the average bid and asked prices of such stock, as of(See definition of affiliate in Rule 12b-2 of the Exchange Act). $ (___________________).

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumption , if the assumptions are stated.

        At March 1, 2000 there was outstanding 13,133,087 shares of the Issuer’s Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company’s Proxy Statement (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to Part III of this Form 10-KSB.

PART I

Item 1. Business

                                 (a) Business Development

Americana Gold & Diamond Holdings, Inc. (the “Company” or AGD”) in its current form resulted from the merger (the “Merger”) in February 1993 of Americana Gold & Diamond Mining, Inc., a corporation incorporated in Tortola, British Virgin Islands in April 1990 (“Americana Gold”) with and into Blue Willow Holdings, Inc., a Colorado corporation incorporated in March 1986 (“Blue Willows”). In connection with the Merger, Blue Willows changed its name to Americana Gold & Diamond Holdings, Inc. and issued 2,823,180 shares of common stock, $.001 par value (the “Common Stock”) to the shareholders of Americana Gold. Prior to the Merger, Blue Willows was a publicly-held shell corporation and Americana Gold held several mining concessions which generated limited revenue. Subsequent to the Merger, the Company purchased additional mining concessions.

The Company has two wholly-owned Venezuelan subsidiaries, Consorcio Minero Miamo, C.A., which is the original owner of the Fortuna I concession and AGD Holdings Inc. de Venezuela, C.A., which holds all of the Company’s exploitation and exploration equipment. Unless the context requires otherwise, references to the Company and AGD in this Form 10-KSB shall mean Americana Gold & Diamond Holdings, Inc. and its subsidiaries.

AGD sold its Venezuelan subsidiaries Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A. as part of the sale of the El Foco Project area to Zaruma Mining Corporation ASA (Zaruma) for a total consideration of $4 million payable as $200,000 in cash and the balance, less closing costs, in shares valued at $2.00 per share, plus production royalties. Americana thereby acquired 1,838,660 shares of Zaruma Mining Corporation ASA. This transaction was completed March 13 1999. Zaruma was a Norwegian Company trading over the counter in Oslo. In October 2000 Americana and the other shareholders of Zaruma accepted an exchange of 1 share of Zaruma Mining Corporation ASA (the Norwegian Company) for 0.7 shares of Zaruma Resources Inc. (Listed in Toronto and OTC in New York). AGD thereby became the beneficial owner of 1,287,761 shares of Zaruma Resources Ltd.

During 1999 AGD re-evaluated its holdings in Latinvan Metal Trading S.A. and the associated Bochinche Project. The management concluded that due to the prevailing prohibitions of commercial mining development in the Imataca region that the properties and their installations were of no value to the company and correspondingly reduced their reported value to nil.

With the exception of completion of acquisition and sale of the El Foco project, the company has been inactive since August 1998 due to a suspension of its trading status on NASDAQ. The primary business activity during this period of time has been research and evaluation of new mining projects with potential for profitable development under prevailing market conditions.

The Company has limited capital resources and is actively seeking other sources of capital in order to meet its working capital needs. The independent auditor’s report for the fiscal year ended December 31, 2000 has been prepared assuming that the Company will continue as a going concern. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See “Management’s Discussions and Analysis or Plan of Operation.”

                                 (b) Business of Issue:

                                 (1) Principal products or services and their markets.

The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela’s Guayana Shield. The Company currently has the rights to two concessions (El Bochinchito and Fortuna I), a net smelter return royalty covering an additional ten concessions (Collectively referred to as the El Foco Project) and shares of the Zaruma Mining Corporation ASA which acquired the El Foco project from Americana. The Shares of Zaruma have a significant value which the Management believes may increase as the El Foco Project is developed. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below.

El Bochinchito

The Bochinche zone of the Pastora province lies in northeastern Bolivar State, Venezuela, near the frontier with Guyana. The Bochinche area has had a history of gold production dating back more than a century. It is one of the four principal gold-bearing zones in Bolivar State. Over the past two years, Monarch Resources of Canada and others have introduced modern mining equipment and methods into the Bochinche area, and have produced gold from several deposits in the district.

The Company’s El Bochinchito prospect, a 250 acre parcel is a concession contract with the Venezuelan Ministry of Mines and was acquired by the Company in 1993 from an unaffiliated third party who had controlled the concession since 1988. During 1994, the company solicited from the Corporacion Venezuelana de Guyana (‘CVG”) an additional exploration contract area of 5,000 hectares. CVG has confirmed that AGD has a documented priority for this additional land subject to resolution of environmental regulations related to the Bochinche area.

Exploration actitivity within the Bochinche area was very limited prior to to the commencement of the AGD work, but the Bochinchito area was subject to a small alluvial gold mining project which confirmed the presence of rich alluvials in a basin contained within the concession. El Bochinchito is located east of Tumeremo village, in a region that has been surveyed and explored by the Venezuelan Corporation of Guyana (C.V.G.), the state-owned mining company. It lies north of Kilometer 88, and east of the El Callao Mining District. The El Callao District was Venezuela’s major nineteenth century discovery, yielding in excess of seven million ounces of gold between 1871 and the present time. Mining continues at the El Callao and Tomi Mines today. Access to the Bochinchito property is by an all weather gravel road 72 kilometers from Tumeremo to the willage of Bochinche, thence by a very rough 4 by 4 bush track, 15 kilometers to the concession.

AGD has completed sampling and geochemical work on El Bochinchito’s alluvial deposits. The alluvial gold plant was installed and fine tuned at Bochinchito Concession during the First Quarter 1996. Production at El Bochinchito has been delayed as the Company concentrates on what appears to be a major discovery in altered gabbro at La Fortuna I. Trial runs with the plant have indicated some problems with clay balls and the water supply which will require some minor modifications to the plant. Exploration and development activity was suspended during 1998. Care and maintenance of this remote camp is costly and due to the expense of moving personnel and supplies and maintaining the access road. Mining activity in this region is restricted by uncertainties in the application of environmental regulations, and the management can provide no assurance that commercial mining activity will be permitted in this area in the foreseeable future. Accordingly, the value of these concessions and their installations are reported for fiscal 1999 to be nil and the company in which they area held, Latinvan Trading S.A., will be transferred to a third party for disposal.

Fortuna I Concession

In October 1994, the Company purchased the La Fortuna I Mining Concession from Inversiones Megold C.A. (“Inversiones”), for a total purchase price of $2,000,000. Fortuna I is located about 45 kilometers north of Las Cristinas, Placer Dome’s 7.7 million ounce gold find, at kilometer 88 in Bolivar State. Fortuna I is accessible by a paved road to 34 kilometers then a 4 by 4 gravel road 22 kilometers to the property with a ferry crossing at the Cuyuni River. The Las Cristinas area is considered by many North American mining experts to be the prime gold exploration area in Venezuela and significant exploration activity is taking place at this time. Fortuna I possesses both alluvial deposits and veins. The petrology of the La Fortuna Concession area is made up of basic to intermediate volcanics, Pastora-Botanamo Super Group rocks, mainly metabasalts and metagabros and Caballape Formation, andesite agglomerates. The host rocks in mineralized areas have been subjected to carbonate and sericite alteration.

During the first Quarter of 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of 1.05 grams per tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the Second and third Quarter of 1996 confirmed results of previous trenching, and better defined targets for drill-holes into Central Zone. In December 1997 the company’s consulting engineer estimated a mineral inventory, based on trenching and drilling results, of 2,102,061 tonnes of saprolite grading 0.558 grams per tonne, to a maximum depth of fifty meters, in four zones. This inventory is open to expansion through additional trenching and drilling but is not currently a viable resource for development. Additional trenching of the Fortuna Zone and other targets in the concession was completed at the end of the year. During 1997 an initial drilling program was conducted. A total of 1013 m of drilling was completed and 770 samples were analysed for gold. Diamond drilling confirmed the mineralization indicated in the trenching. Additional trenching and drilling was recommended by the Company’s Geologist and Professional Engineering Consultant. During 1999 exploration activity was suspended pending completion of the re – organization plan. The company has entered into discussions with third parties interested in investing in the development of this property, and the management will pursue this possibility during the forthcoming year.

Santa Rosa

Pursuant to an agreement signed July 1998 with Vannessa Ventures Corporation (VSE) AGD holds the option to earn a 50% direct interest in the Santa Rosa exploration concessions in Roraima State, Brazil through exploration and development expenditures totalling $5 million over an unspecified period of time. The Santa Rosa Project consists of 120,000 hectares in six exploration concessions.

The Santa Rosa concessions cover deformed Archean rocks similar in character to those which host major gold deposits in other productive shield areas around the world. The Santa Rosa Property area was the site of a gold production boom in 1981 with a peak population of 11,000 artisanal miners.

Subsequent field studies by the Brazilian Geological Survey outlined geochemical anomalies in the Santa Rosa Property area which are the primary focus for the AGD – Vannessa Joint Venture. Consulting reports prepared for Vannessa Ventures, the vendor and joint venture partner, report the presence of high grade vein prospects of potential economic significance.

AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development. No field work was completed during 1999.

                                 (2) Distribution methods of the products or services.

Currently, the Company has not produced any gold for distribution. If and when, the Company is in a position to distribute gold, such distribution will be subject to regulation by the Venezuelan government. The regulations concerning the sales and export of gold have been liberalized considerably during the last year, and 80% of gold produced can now be exported directly. See “Business — Effect of existing or probable governmental regulations on the business.”

                                 (3) Status of any publicly announced new product or services.

See“Business — Principal Products or Services and Their Markets” for a description of the current status of the Company’s mining operations.

                                 (4) Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition.

The Company will remain a minor participant among the firms which engage in gold prospecting. There are many other established firms with significantly greater capitalization and financial resources. In view of the Company’s lack of financial resources, the Company will be at a competitive disadvantage compared to its competitors. However the new management team, with extensive experience and contacts in the exploration and mining business, and access business opportunities and equity markets, will bring with it a substantial improvement in the Company’s competitive position.

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

The Company currently has the Fortuna I mining concession and Royalty interests in the El Foco Concessions. The company is currently negotiating for other concessions in Venezuela. For further information with respect to the Company’s Concessions see “Business — Principal products or services and their markets.”

                                 (8) Need for any governmental approval of principal products or services.

                                                                   Not applicable.

                                 (9) Effect of existing or probable governmental regulation on the business.

The regime for the commercialization of gold in Venezuela is essentially divided into two areas: (i) internal commercialiation of gold and (ii) external commercialiation of gold. On January 1, 1996 Resolution Nº 96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

* Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry at the Central Bank of Venezuela.

* Authorization request will be processed by the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

                                 (10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by consumers.

The Company has spent approximately $322,000 in gold deposit exploration during 1996, $235,429 during 1997, and suspended its exploration activities during 1998, and 1999. The company has spent approximately $8,000 in evaluation of potential new mining opportunities during 1999.

                                 (11) Costs and effects of compliance with environmental laws.

The Company has spent approximately $1,000 in compliance with Venezuelan environmental laws.

                                 (12) Number of total employees and full time employees.

At March 21, 1999, the Company employed Twelve (12) employees. This was reduced to two in June 1999. Most administration and support services are provided on a consulting basis as required.

Item 2. Description of Property.

The Company's principal executive offices are located in Avenida Francisco de Miranda con Ave Diego Cisneros, Edificio Centro Empreserial Miranda Mez. Oficina 11, Los Ruices, c.p. 1070 Caracas, Venezuela. This facility consists of approximately 300 square feet and is occupied under a lease.

For information relating to the Company’s mining concessions, see “Business —Business of Issuer.”

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

During July 1998, 82% of the shareholders consented to a 1 for 10 reverse split and a private placement of shares. During March 2000, 82% of the shareholders consented again to a 1 for 10 reverse split.

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

As indicated below, the Company’s Common Stock has been trading below $1.00 per share. Under new rules promulgated by NASDAQ, a security is subject to delisting from NASDAQ if its trading price is below $1.00. Trading, if any, of the Common Stock would thereafter be conducted in the OTC Bulletin Board or the OTC Pink Sheets. As a result of such inelegibility for quotations, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Furthermore, the regulations of the Securities and Exchange Commission (“Commission”) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), require additional disclosure relating to the market for penny stocks. Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. A disclosure schedule explaining the penny stocks market and the risks associated therewith is required to be delivered to a purchaser and various sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. If the Company’s securities become subject to the regulations applicable to penny stocks, the market liquidity for the Company’s securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company’s securities and thus the ability of purchasers of the Company’s securities to sell their securities in the secondary market. In the absence of an active trading market, holders of the Common Stock may experience substantial difficulty in selling their securities.

	Fiscal 1996
	Low	High
1st quarter	0.56	1.00
2nd quarter	.56	.87
3rd quarter	.50	.75
4th quarter	.37	1.37

	Fiscal 1997
	Low	High
1st quarter	.82	1.14
2nd quarter	.68	.82
3rd quarter	.73	.83
4th quarter	.45	.64

	Fiscal 1998
	Low	High
1st quarter	.31	.72
2nd quarter	.28	.59
3rd quarter	.15	.44
4th quarter	.02	.22

	Fiscal 1999
	Low	High
1st quarter	.03	.50
2nd quarter	.03	.50
3rd quarter	.02	.50
4th quarter	.01	.06

(b) The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

(c) As of March 3, 2000, there were approximately 325 holders of record of the Company’s Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company’s Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $10,757,093 through December 31, 1999, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation, but has undertaken to lower operating costs as much as possible until a project suitable for profitable development is identified and acquired. There can be no assurance that management will be successful in accomplishing this task. The independent auditor’s report for the fiscal year ended December 31, 1999 has been prepared assuming that the Company will continue as a going concern.

During 1993, the Company purchased the alluvial exploitation and exploration rights of a gold and diamond mine in the Bochinche District. This concession covers a surface area of approximately 250 acres and is located in the Municipality of Tumeremo, District of Sifontes, in the State of Bolivar. The cost of the concession was approximately $811,905. During Fiscal 1999 the Company wrote down the value of the Latinvan Trading S.A., the Bochniche Concessions and the associated installations to zero.

In October 1994, the Company purchased the La Fortuna I Mining Concession form Inversiones Megold C.A., for a total purchase price of $2,000,000 as follows:

The purchase price for the ‘‘Fortuna I” property was agreed upon by the seller and Americana Gold & Diamond Holdings, Inc. after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 1999, the remaining portion of debt outstanding was US $252,723. As part of the acquisition contract of this concession, the Company agreed to pay to a third company between 3% and 5% of the net profits that would be obtained from mining of the property.

Pursuant to an agreement completed September 15, 1998 between AGD and the Homestake Mining Company of California (‘Homestake’), in consideration of a 3% net smelter royalty on production in excess of the drill indicated resources defined by Homstake, 100% of the shares of Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A., the beneficial owners of an option to earn a 90% vested interest in the El Foco and Chicanan –Chicanan Contract Areas. This transaction was a significant development for AGD, adding fixed assets, mineral resources and potential. AGD acquired this project to optimise the value of its adjoining Fortuna Property and with the intention of selling the El Foco project to Zaruma Mining Corporation ASA (Zaruma) for a total consideration $200,000 in cash and 1,838,660 shares, plus a royalty of 1% Net Smelter Returns. This transaction was contemplated in a letter agreement dated September 17, 1998 and closed March 13 1999. Completion of the El Foco transaction was the primary business activity of Americana during fiscal 1999.

The future viability of Americana depends on successful completion of a re-organization plan including a proposed 10:1 consolidation of shares, raising sufficient funds to conduct its corporate administration, acquire and develop qualified mining projects, and eliminate corporate debt. The company is currently operating on a very low cost basis and will continue to do so. In the prevailing market many potentially attractive exploration and mining opportunities are available in the Americas, on business terms which are much more attractive than during the boom years of the nineties. Progressive accumulation of high quality assets and continued adherence to strict cost controls provide a vehicle for successful re-organization and future growth.

Results of Operations

Net losses for the year 1999 were $1,776,115 compared with net losses for the year 1998 of $588,232

Administrative expenses were $248,254 for the year ended December 31, 1999 compared to $487,604 for the year ended December 31, 1998.

The company operated under a care and maintenance basis during 1999, with its primary activity limited to evaluation of new opportunities with sufficient merit to warrant re-activation of its development programs. Exploration activity in the Fortuna I concession was suspended.

Liquidity and Capital Resources

The Company had a deficit of $437,305 in working capital during 1999, compared with a deficit working capital of $440,475 during 1998.

At December 31, 1999 the Company has an overdraft loan at an average annual interest of 7.95%. Accounts payable of the Company relating primarily to liabilities assumed by the Company for the purchase of exploration and explorations rights of mining concessions currently amounts to $252,723. Such amount relates to payments due on the Fortuna I concession.

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

In 1995 and January 1996 the Company raised approximately $350,000 from a private placement of 35 Units, each unit consisting of a $10,000 principal amount promissory note. The note was due and payable on July 19, 1996 and bore interest at 8%. The note was converted into 20,000 shares of the Company’s Common Stock for each unit. In March 1996 the purchasers of the 35 units of the private placement elected to convert their notes into shares of the Company’s Common Stock.

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

In 1998 the Company raised approximately $213,182, from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 Shares of its Common Stock in connection with the Private Placements and the Company raised approximately $210,300 from contribution for future capital increase to investors who reside outside the United States including officers and directors of the Company. The Company agreed to issue 2,103,000 shares of common stock in connection with the Private Placement.

In 1999 the Company raised approximately $29,500 from contribution for future capital increases to investors who reside outside the United States including officers and directors of the Company. The company agreed to issue 295,000 shares of common stock in connection with the Private Placement. In 1999, the Company obtained $200,000 due to a payment from Zaruma Mining Corp. in connection with the negotiation of “El Foco Mining Concession”.

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

3.3 Certificate of Designation for the Series A. Series B and Series C Convertible Preferred Stock. *

4.1 Form of Common Stock Certificate. **

10.1 Agreement between Inversiones Megold, C.A. and the Company.*

10.2 Form of Promisory Note issued in a 1996 Private Placement. ***

31 Section 302 Certification

32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley of 2002

        * Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1994.

        ** Incorporated by reference to the Company’s Form 8-A, dated February 10, 1993.

        *** Incorporated by reference to the Company’s Form 10-KSB for the Fiscal year ended December 31, 1996.

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

Signature	Title	Date
Tomaz Klingberg	Director	9/08/2001
Gerald Sneddon	Director	9/08/2001
Gordon Gutraith	Director	9/11/2001
Daniel Kunz	Director	9/08/2001

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF
DECEMBER 31, 1999 AND 1998

TOGETHER WITH AUDITORS’ REPORT

To the Shareholders of:
Americana Gold and Diamond Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Americana Gold and Diamond Holdings, Inc. and Subsidiaries, (a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements as of December 31, 1998. These statements were audited by other independent auditors whose report dated April 14, 1999, expressed an unqualified opinion on those statements, however, an explanatory paragraph of emphasis matter due to going concern was disclaimed.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred in the first paragraph above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The Company have an accumulated losses in development stage of U.S. dollars 10,757,093. This factor, along with other matters as set forth in the following paragraph raise a doubt that Company will be able to continue as a going concern. The consolidated financial statements have been prepared under the assumption that the Company will be able to continue in operation, having sufficient financial support from the shareholders. See notes 1 and 13.

As explained in notes 1 and 7, during 1999, the Company’s operation is temporal inactive. Management’s plans concerning the matters are also described in note 1; we do not express an opinion regarding the feasibility of such plans. The Company’s continuity as a going concern is subject to or the success of the Company’s future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CARDONA RODRIGUEZ & ASOCIADOS

Nexia International

Luis Cardona
C.P.C. 24408
Caracas, April 16, 2000

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS-DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

ASSETS

	1999	1998
CURRENT ASSETS:
Cash	29,304	723
Temporary investment	--	1,000
Prepaid expenses and other current assets	48,714	57,985

Total current assets	78,018	59,708

PERMANENT INVESTMENT	1,378,995	--

PROPERTY AND EQUIPMENT, NET	94,354	166,112

MINING CONCESSIONS:
Temporal inactivity exploration	2,020,233	3,150,124

OTHER ASSETS	994	514,205

	3,572,594	3,890,149

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	1999	1998
CURRENT LIABILITIES:
Bank loans	59,452	54,779
Accounts payable	419,785	383,540
Accrued liabilities	36,086	61,864

Total current liabilities	515,323	500,183

PROVISION FOR EMPLOYEE SEVERANCE BENEFITS	7,294	9,898

Total liabilities	522,617	510,081

STOCKHOLDERS' EQUITY:
Capital stock	12,429,075	12,361,046
Accumulation for not carried out profit of investment	1,377,995	--
Accumulated losses	(10,757,093)	(8,980,978)

Total stockholders' equity	3,049,977	3,380,068

	3,572,594	3,890,149

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED OPERATIONS STATEMENTS
FOR THE YEARS ENDED -DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

	1999	1998	Cumulative From incef 1991 to 1999
ACQUISITION COST	(1,129,891)	--	(1, 129,891)
EXPLORATION COST	--	--	(5,348,070)
ADMINISTRATIVE EXPENSES	(248,254)	(487,604)	(4,950,661)

Operating loss	(1,378,145)	(487,604)	(11,428,622)

OTHER (EXPENSES) INCOME:
Financial interest expenses, net	(66,231)	(59,977)	(297,819)
Currency translation adjustment	(805)	686	683,749
Retirement of fixed assets and other assets	(530,934)	(41,337)	(530,934)
Purchase agreement	200,000	--	200,000
Other income	--	--	616,533

	(397,970)	(100,628)	671,529

Net loss	(1,776,115)	(588,232)	(10,757,093)

Net loss per share -pre split basis
weighted average	0.12958	0.04410

Shares -pre split basis	13,706,446	13,337,643

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

	Capital stock	Accumulation for not carried out profit of investment	Accumulated losses	Total Stockholders' equity
Balance as of December 31, 1997	11,430,829	--	(8,392,746)	3,038,083

Capital increase	502,599	--	--	502,599
Contribution for future capital increase	427,618	--	--	427,618
Net loss	--	--	(588,232)	(588,232)

Balance as of December 31, 1998	12,361,046	--	(8,980,978)	3,380,068
Contribution for future capital increase	68,029	--	--	68,029
Not carried out profit of investment	--	1,377,995	--	1,377,995
Net loss	--	--	(1,776,115)	(1,776,115)

Balance as of December 31, 1999	12,429,075	1,377,995	(10,757,093)	3,049,977

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

	1999	1998
OPERATING ACTIVITIES:
Net loss	(1,776,115)	(588,232)
Adjustments to reconcile net loss to net cash
(used in) provided from operating activities:
Depreciation of property and equipment	53,776	56,089
Gain in translation of foreign currency	805	(686)
Provision for employee severance benefits	1,265	5,985

	(1,720,269)	(526,844)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	9,271	3,645
Decrease In other assets	259	674
Increase (decrease) in accounts payable	36,245	(306,949)
(Decrease) increase in accrued liabilities	(25,778)	33,102
Payments of employee severance benefits	(3,869)	(9,986)

NET CASH USED IN OPERATING ACTIVITIES	(1,704,141)	(806,358)

INVESTING ACTIVITIES:
Purchase of temporary investment	--	(1,000)
Retirement of temporary investment	1,000	--
Purchase of permanent investment	(1,000)	--
Retirement of mining concessions	1,129,891	--
Retirement of property and equipment, and other assets	530,934	41,337

NET CASH PROVIDED FROM INVESTING ACTIVITIES	1,660,825	40,337

FINANCING ACTIVITIES:
Increase of bank loan	4,673	--
Bank loan payment	--	(178,683)
Contribution for future capital increase	68,029	930,217

NET CASH PROVIDED FROM FINANCING ACTIVITIES	72,702	751,534

EFFECT IN EXCHANGE RATE	(805)	686

INCREASE (DECREASE) IN CASH	28,581	(13,801)
CASH BEGINNING OF YEAR	723	14,524

CASH END OF YEAR	29,304	723

The accompanying notes (1 to 13) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
(Expressed in U.S. dollars)

Note 1 -Incorporation, purpose and operation of the Company

The Company was incorporated in 1993, through the merger of Americana Gold an Diamond Mining Corporation (incorporated in Tortola, British Virgin Island on April 3, 1990) and Blue Willows Holdings Inc. (incorporated in the United States of America) with the purpose of negotiating, exploring, exploiting, transporting and performing all those activities related to the handling of gold, diamonds and precious I metals and stones, as well as participating in any related activities.

The Company is under development stage and its activity is performed through the acquisition and exploration of mining concessions, acquired through its subsidiaries domiciled in Venezuela. During 1999, the companies temporal inactivated the exploration of certain mines acquired in concession See note 7. Likewise, the Company has incurred losses since its incorporation, and has undergone a working capital deficit. The deficiency in working capital and the operating losses since inception raise a doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described below.

The Company adopted a Restructuring Plan in 1998, and completed the following steps during 1999:

Significant prior events:

— Negotiated and closed the Agreement whereby Zaruma Mining Corporation ASA acquired 100% of Americana's subsidiaries Minera Rio Carichapo, S.A., and Minera Rios del Oriente, S.A., for the consideration of U.S. $200,000 in cash payments and U.S. $3,800,000 in Zaruma shares. See note 5.

— Reduced monthly overheads through closure of the field office and downsizing of the Caracas administration office to reduce staff from 12 to 2 and monthly office overheads by 80% while maintaining continuity for key administrative and operating personnel.

— Significant reduction of accounts payable and short term debt.

— Reviewed and rejected the agreement for acquisition of 50% in the Guyana Reconnaissance Permit from Vannessa Ventures.

— Engaged in prospect reviews, systematic search, and contingent negotiations for acquisition of high quality advanced gold, silver, diamond and Industrial minerals projects in Guyana, Venezuela, Panama, Brazil, Mexico and Nevada.

The Company has delayed re-activation of its public trading pending completion of the approved reverse split and securing a significant new project to enhance the market appeal of its shares. Project reviews and negotiations are in progress at this time.

Significant recent developments:

— The activities related to financing and restructuring of the Company were delayed through 1999, pending shareholder approval of the new board of directors and confirmation of continuing support for the re-organization plan. This was achieved March 2, 2000 in the course of the AGM. The Company is now prepared to complete the re-organization and apply for re-entry as an over-the-counter issue in NASDAQ.

— Completion of the Santa Rosa evaluation was delayed pending completion of this re-organization, recognizing that continuing weakness in the gold market had reduced the priority of the project and underscored the need for conservation of funds.

— The Company’s significant share position in Zaruma Mining Corporation, ASA, received as partial consideration. for the sale of the EI Foco project, has held and increased its value as Zaruma proceeded toward its listing as a fully public company and prepared for development of the El Foco project. The management has decided to hold the Zaruma shares as a long term investment and security for its other financing activities. The development of the El Foco project, with its associated royalties payable to the Company, has been delayed pending receipt of environmental impact permits.

— It is management’s intent to continue with a policy of austerity while securing the funding required to commence evaluation of the Santa Rosa Goldfields in Brazil and acquisition of other prospects of merit with demonstrated potential for gold, silver or diamonds, in countries with more attractive investment and operating conditions. Negotiations for accelerated development of the Bochinche and La Fortuna properties have been delayed due to continuing weakness in the gold markets and the political and economic uncertainties of Venezuela.

— During 1999, the Company re-evaluated its holdings in Latinvan Metal Trading Ltd, C.A., and the associated Bochinche Project. See note 4.

Note 2 -Summary of significant accounting principles and practices

The most significant accounting policies followed by the Company in the recording of its operations and in the preparations of its consolidated financial statements are summarized as follows:

Consolidation principles:

The consolidated financial statements includes the accounts of Americana Gold and Diamond Holdings Inc. and those of its wholly owned subsidiaries: Latinvan Metal Trading Ltd, C.A., Consorcio Minero Miamo, C.A. and Americana Gold and Diamond Holdings Inc. de Venezuela, C.A. (companies domiciled in Venezuela) as of December 31, 1999 and 1998. All subsidiaries balances and transactions have been eliminated in the consolidation.

Property and equipment:

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

Mining Concession:

The mining concession is owned by the subsidiary Consorcio Minero Miamo, C.A., and is recorded at the acquisitions cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation. Concession is reviewed for recoverability as 1ong-lived assets. Provisions for write downs are recorded when it is determined that the asset is impaired. See note 7.

As of December 31, 1999 and 1998, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Company has not initiated extraction activities.

Translation of financial statements:

The financial statements of the subsidiaries are denominated in bolivars and have been translated into U.S. dollars using the following procedure: all monetary assets and liabilities denominated in bolivars were translated at the floating market exchange rates of Bs. 648.25 and Bs. 566.19 to U.S. dollar 1.00, in effect as of December 31, 1999 and 1998, respectively. United States of America dollars may be freely purchased at demand. Property and equipment, other assets and Stockholders’ equity have been translated at historical exchanges rates; and transactions have been included in the statement of operations at an average exchange rate in each month of the period in which the transactions were effected. Subsidiaries operate in a highly inflationary economy.

Use of estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimations and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the income and expenses reported during the reported period. Actual results may differ from these estimates.

Presentation of the consolidated financial statement:

Certain amounts of the consolidated financial statements as of December 31, 1998, have been reclassified in order to conform with 1999 presentation.

Note 3 -Temporary investments

On September 15, 1998, Homestake Mining Company of California sold to the Company its subsidiary’s capital stock “Minera Rios Del Oriente, S.A.”, (who owns 11.10% of the capital stock of “Minera Rio Carichapo, S.A.”), represented by 80.028 shares with a face value of U.S. dollars 17.66 each share, and the 88.90% of its subsidiary’s capital stock “Minera Rio Carichapo, S.A.”, represented by 125.178 shares with a face value of U.S. dollars 1.77 each share.

The agreed sell price between parties have been conformed by:

— An initial portion of U.S. dollars 1,000, and

— A 3% of the Smelter Net Return, with respect to all diamonds and gold not previously identified by Homestake Mining Company of California before September 15, 1998, as part of mineral resources areas regarding “El Foco” y “Fundador”.

The selling price indicated in the above paragraph, corresponds to 70% of shares from “Minera Rios Del Oriente, S.A.” and the remaining balance 30% of the shares from “Minera Rio Carichapo, S.A.”

The shares identified are shown in the consolidated balance sheets as of December 31, 1998, under temporary investment.

Note 4 -Holdings in Subsidiary

On December 31, 1999, The Company’s management re-evaluated its holdings in Latinvan Metal Trading Ltd, C.A., and the associated Bochinche Project. The management concluded and decided that due to the properties and their installations were of no value to the Parent Company Americana, and correspondingly reduced their reported value to nil.

The decision of the management was based in the following evaluations:

— The May 1999, field audit demonstrated that camp was abandoned due to a lack of field support during the period January to April 1999, that the equipment was vandalized and all easily removed parts and tools stolen, and that the stripped rolling stock was not operable.

— The estimated cost of repairing the rolling stock and retrieving it to safe storage in El Callao exceeds the salvage value of the equipment.

— The road has deteriorated and re-establishment access to the site for repair and maintenance purpose will be very expensive.

— The prevailing regulations prohibit establishment of new commercial scale mining operations in the Imataca area, in which the Bochinchito project lied. It is not clear when a mining operation in this area could be permitted.

— The exploration and mining results on file for the project shown limited potential and no further development work can be justified on the basis of those results. The corresponding net effect for reduce the value to nil is reflected in the year’s operations.

Note 5 -Permanent investment

In March 1999, the Company completed the share purchase agreement whereby Zaruma Mining Corporation ASA, a corporation organized and existing under the laws of Norway, acquired 100% of Americana’s subsidiaries Minera Rio Carichapo, S.A. and Minera Rios del Oriente, S.A. See note 3.

In accordance therewith the purchase price will be the equivalent of U.S. dollars 4,000,000, which the parties agree is the fair market value of the shares and that such fair value shall be paid by means of payment in cash and shares of Zaruma Mining Corporation ASA, as follows:

— U.S. dollars 200,000 in cash (“the U.S. dollars Fund”) and U.S. dollars 3,800,000, which the parties agree shall be paid through the delivery of 1,900,000 shares of Zaruma (“the Share Fund”) issued at NOK 0.50 per share at a subscription price of NOK 15 per share, pursuant to the capital increase of Zaruma, which will take place in April-March 1999. The parties agree that the exchange rate of NOK 7.50 per 1.00 U.S. dollar shall be applicable for the value of the shares to be delivered hereunder.

— As additional consideration for the purchase of the shares, Zaruma grants Americana a 1% Net Smelter Returns (“NSR”) royalty from all metal production from the “El Foco” areas and a 1 % royalty on the realized value of all diamonds produced from the “El Foco” areas.

— The Seller undertakes, as a consideration for the sale of the shares that it shall not, without prior written consent from the Purchaser, for a period terminating on March 31, 2002, interfere of seek to interfere or take such steps as may interfere with the continuance of supplies to “Carichapo” (or the terms relating to such supplies) from the suppliers who have been supplying components materials or service to “Carichapo”.

— The purchaser accepts the financial responsibility on behalf of Carichapo for the direct payment of reasonable operational property maintenance and security costs with Alto Horizonte (Carichapo has entered into the Alto Horizonte Agreement) up to the maximum amount of U.S. dollar 30,000.

— Any payment to Alto Horizonte beyond U.S. dollar 30,000, for services rendered up to and until January, 1999, inclusive, shall be the exclusive responsibility of the Seller and the Seller agrees to pay such amounts, if they were to arise.

In accordance therewith, as of January 31, 1999, the Company is responsible for repayment of the sum of U.S. dollar 58,272.81. The Company will exercise its right under section of the Agreement to repay this sum paid by Zaruma on its behalf through delivery of shares of Zaruma forming part of the share fund at NOK 7.50 per share providing such payment is permitted under Norwegian Law. Therefore the adjusted total share payment under the share subscription agreement with the difference calculated on the basis of NOK 7.50 per share (exchange rate: NOK 8.00 per U.S. dollar 1.00) is 1,900,000 minus 61,340 shares to total 1,838,660, U.S. dollars 1,378,995.

As of December 31, 1999, the market value of the shares of Zaruma, have been trading in the range of NOK 6 (exchange rate: NOK 8 per U.S. dollar 1.00). The net profit or loss in the market value is reflected in the account accumulation for not carried out profit of investment in stockholders’ equity.

Note 6 -Property and equipment

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, are represented as follows:

	1999	1998	Annual depreciation rates
Machinery and equipment	320,822	380,546	10
Office furniture and equipment	4,297	11,587	10
Vehicles	43,596	47,368	10
Tools and utensils	--	6,022	20
Computer equipment	--	11,316	20
	--	--	--
	368,715	456,839
Less: accumulated depreciation	(274,361)	(290,727)

	94,354	166,112

Note 7 -Mining Concessions -temporal inactivity exploration

The balances for mining concessions -temporal inactivity exploration, shown in the consolidated balance sheets as of December 31, 1999 and 1998, represent the acquisition of the concession known as “Fortuna I”. For the acquisition of this concession, the Company paid U.S. dollars 110,000, in cash, and U.S. dollars 1,500,000, with the shares of Consorcio Minero Miamo, C.A., owner of “Fortuna 1" concession. The purchase price for the “Fortuna I” property was agreed upon by the seller and Americana Gold and Diamond Holdings after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 1999 and 1998, the remaining portion of debt outstanding of U.S. dollars 252,723 and U.S. dollars 229,819, respectively, are included in the accounts payable shown in the consolidated balance sheets.

As of December 31, 1998, the balance of mining concessions -temporal inactivity also included the acquisition of the concession known as “Bochinche”. During 1999, the Company decided to terminate the contract pertaining to this concession and reversed the book value to reflect the effect in the operations statements.

Note 8 -Other assets

Balances of other assets shown in the consolidated balance sheets as of December 31, are represented as follows:

	1999	1998
Plant for future mineral exploitation	--	512,952
Other	994	1,253

	994	514,205

As of December 31, 1999, the Company’s Management decided to adjust the balance of plant for future mineral exploitation and reverse the book value to reflect the effect in the operations statements. This Management decision should be based on the valuation of the recuperation and repossession of this asset.

Note 9 -Bank loans

The amounts shown as bank loans in the balance sheets as of December 31, 1999 and 1998 are represented by local bank overdraft at interest rate of 7.5% and 8.5% annually.

Note 10- Capital stock

For the years ended December 31, 1999 and 1998, the following capital stock modifications were made (number of shares are on a pre-split basis).

During 1999:

— U.S. dollars 38,529, by capitalization of debts based on the agreement between the Company and Inversiones Megold for contribution of the future capital increase. See note 7.

— U.S. dollars 27,500, paid by different shareholders in cash for contribution of the future capital increase.

— U.S. dollars 2,000, by capitalization of debts maintained to the shareholders for contribution of the future capital increase.

During 1998:

— U.S. dollars 213,182, by the issuance of 440,404, common shares of the Company’s common stock paid by different shareholders in cash.

— U.S. dollars 289,417, by the issuance of 573,334, common shares by capitalization of debts maintained to the directors, officers and suppliers for services rendered.

— U.S. dollars 217,318, by capitalization of debts based on the agreement between the Company and Inversiones Megold for contribution of the future capital increase. See note 7.

— U.S. dollars 210,300, paid by different shareholders in cash for contribution of the future capital increase.

As of December 31, 1999, the Company’s capital stock on a pre-split basis, is constituted as follows.

Class of shares	Number of shares	Total value in U.S. dollars	Manner of payment
Preferential Common Total Common Total	25 --- 3,764,251 4,725,882 1,721,053 445,455 964,960 523,844 1,207,474 353,502 13,706,446 -------------- - -------- 13,706,446 ========	25,000 -------- 4,516,216 3,493,991 1,500,000 321,104 683,992 421,773 690,025 281,327 11,933,428 -------------- 495,647 ------------ 12,429,075 ========	Cash

Merger (AGD Mining & Blue Willows)

Cash

Acquisition of concession "Fortuna I"

Cash and preferential shares converted into
common shares and Interest paid in shares

Capitalization of debt to directors
preferential shares S-B converted into
common shares and interest paid with shares

Cash and preferential shares S-B converted
into common shares and interest paid with
shares

Capitalization of debt to directors and
officers

Capitalization of debt to suppliers for
services rendered

Contribution for future capital increase

Note 11 -Administrative expenses

Administrative expenses for the years ended December 31, are represented as follows:

	1999	1998
Compensation to directors and officers	16,000	125,667
Managements expenses	103,523	--
Professional fees	--	127,852
Especial Bonus	--	13,200
Annual Franchise tax, Delaware	--	9,461
Annual Fee NASDAQ listing	--	8,404
Salaries, wages and other benefits for personnel	--	91,331
Depreciation	53,776	56,089
Other general and administrative expenses	74,955	55,600

	248,254	487,604

Note 12- Year 2000

The Company has undertaken a plan of the management systems in place as to ascertain the potential impact of the date change at the end of the century. These plans are being used to identify the extent to which changes must to be made to enable management systems and products to become compliant with date controls for the 21st, century. It is not currently envisaged that compliance costs will be material.

Note 13 -Legal matters related to subsidiaries

Provision for employee severance benefits:

Benefits have been accrued at an amount sufficient to cover the employees’ vested benefits as set forth under Venezuelan labor legislation, net of anticipated payments. As of December 31, 1997, the Company adopted the new legislation reform of June 1997, and paid the total liabilities of the prior legislation.

Provision for income tax and corporate assets tax:

The provision for income tax is calculated based on a reasonable estimate of net taxable income for the year, in accordance with current tax legislation, which also establishes the annual readjustment for tax inflation of its non monetary assets, foreign accounts payable and Stockholders’ equity as an increase or decrease on the net taxable income. Likewise, the Income Tax Law authorizes the transfer of tax losses carry forward for a term of up to three (3) years. The subsidiaries’ tax losses available to offset future taxable income are as follows:

Subsidiaries	Amount	Year incurred	Carry forward up to
A.G.D. Holdings Inc. de Venezuela, C.A	15,883	1997	2000
Consorcio Minero Miamo, C.A	289	1997	2000
Latinvan Metal Trading LTD	10,874	1997	2000

	27,046

A.G.D. Holdings Inc. de Venezuela, C.A	71,108	1998	2001
Consorcio Minero Miamo, C.A	45,941	1998	2001
Latinvan Metal Trading LTD	213,322	1998	2001

	330,371

A.G.D. Holdings Inc. de Venezuela, C.A	930,819	1999	2002
Consorcio Minero Miamo, C.A	831	1999	2002
Latinvan Metal Trading LTD	1,687,082	1999	2002

	2,618,732

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

Other relevant norms:

— Luxury Assets and Wholesale, and Added Value Tax:

On May 25, 1994, Decree N° 187 was proclaimed, which establishes the Income on Luxury Assets and Wholesale, which tax the assets, professionals, technical services and the import of goods and services. On July 25, 1996, The National Administration Bureau in Official Gazette N° 36,007 published the change on the percentage to the tax basis applied, beginning form August 1st, 1996, from 12.5% to 16.5%.

On May 5, 1999, The National Administration Bureau proclaimed Decree N° 126, which establishes Added Value Tax, which substitutes the Income on Luxury Assets and Wholesale, which taxes the assets, professional services and import of goods. The percentage to the tax basis applied from June 1st, 1999, is 15.5%. As of December 31, 1999, the subsidiaries may compensate the fiscal credit of U.S. dollars 42,036.

— Bank Transactions Tax:

On April 28, 1999, the National Administration Bureau proclaimed Decree N° 118, which establishes the Bank Transactions Tax, and tax debits or withdrawals on check accounts, saving accounts, time deposits, or any other kind of deposits, liquid assets, fiduciary, and any other funds from the financial market performed on banks and/or financial entities. The percentage to be applied from May 8, 1999, is 0.50%. This tax will last for 12 months from its proclamation. Thus, it ended on May, 2000.

— Norms on Gold and Gold Alloys Exports:

On January 1, 1996, Resolution No.96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

— Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry to be kept by the Central Bank of Venezuela.

— Authorization requests will be effected before the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount -calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

— Mining taxes:

In addition to the normal taxes that any private company in Venezuela has to pay, the Mining Law I establishes the following taxes:

—	Exploration tax: A single payment of U.S. dollars 0.0004 / hectare for the right to explore the concession.

—	Surface tax: An annual payment in proportion to the number of hectares granted. For alluvial concessions the rate is U.S. dollars 0.001 / hectare a year, and for vein concessions U.S. dollars 0.002 / hectare a year. The tax is levied only after the concession title is published in the official gazette.

Foreign investment treatment regulations:

Actual foreign investment regulations on foreign capital, trademarks, patents, licenses and royalties allow the foreign companies, among other, the following:

-Reinvestment of net income; distribution, profit remittance of dividends to foreign investors and re-exportation of the foreign Stockholders’ investment will not require authorization from the Superintendence of Foreign Investments (SI EX).

-All agreements regarding Information Technology and use of Patent and Trademarks are authorized, regardless of the modality that said agreements adopt. There is a subsequent obligation to register such agreements with the Superintendence of Foreign Investments (SI EX).

Foreign companies are allowed to take out loans from local banks and to raise credit on the Venezuelan capital markets, including the sale of stocks and bonds on local exchanges. External credits do not require prior authorization or registration.

Capital stock:

As of December 31, 1999, the Company’s subsidiaries accrued losses that exceeds more than two thirds (2/3) of the capital stock. According to the Venezuelan Commercial Code establishes the following: “When capital stock as per records decrease more that 33,33% (1/3) of the capital stock of the Company, must be restored or reintegrated to capital stock in that amount, or limit it, to the remaining balance”. “When capital stock decreases exceeds more than 66,66% (2/3) of the capital stock, company must be liquidated or dissolved, if shareholders does not reintegrate or limit to the remaining balance”.

The shareholders’ intention is to give financial support to the Company in order to continue operating.