Form 10QSB
period 2000-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-23
CIK 792642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x)	Quarterly report under section 13 or 15(d) of the exchange act of 1934 For the quarterly period ended March 31, 2000

Or

( )	Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934.

Commission File Number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Formerly Blue Willow Holdings, Inc.)

Delaware	84-1023321
(State or other Jurisdiction of number incorporation or Organization)	(I.R.S. Employer identification)

Av. Francisco de Miranda con Av. Diego
Cisneros Centro Empresarial Miranda
Mezz Ofic.-5 -Caracas, Venezuela 1071
(Address of principal executive offices) (Zip Code)

(Telephone): (582) 235-2188 (Fax) 239-84-29

Indecate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for sush shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]    NO  [   ]

The number of shares oustanding of the registrant´s common stock is 13,133,087 (as of March 31, 2000). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

1

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

2

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the Company´s Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31, 2000 and DECEMBER 31, 1999
(Expressed in U.S. dollars)

	MARCH 31, 2000	DEC 31, 1999
ASSETS
CURRENT ASSETS:
Cash	36,831	29,304
Prepaid expenses & other current assets	46,915	48,714

Total current assets	83,746	78,018
INVESTMENT IN ZARUMA MINING CORP	1,370,095	1,378,995
PROPERTY AND EQUIPMENT, net	85,984	94,354
MINING CONCESSIONS	2,020,233	2,020,233
OTHER ASSETS	1,185	994

	3,561,243	3,572,594

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	60,785	59,452
Accounts payable	397,023	419,785
Accrued liabilities	36,796	36,086

Total current liabilities	494,604	515,323
PROVISION FOR EMPLOYEE SEVERANCE
BENEFITS	7,058	7,294

	501,662	522,617

STOCKHOLDERS' EQUITY
Capital stock	12,475,324	12,429,075
Accumulation for not carried out losses of investment	1,377,995	1,377,995
Accumulated losses	(10,793,738)	(10,757,093)

Total stockholders' equity	3,059,581	3,049,977

	3,561,243	3,572,594

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED MARCH 31, 2000 and 1999
(Expressed in U.S. dollars)

	Three months ended March 31,
	2000	1999
ADMINISTRATION & GENERAL EXPENSES	(47,894)	(95,849)

OTHER INCOME (EXPENSE) :
Other Income	14,833	200,000
Financial interest expenses	(1,399)	0
Translation adjustment	(2,185)	(27)

Total other income (expenses)	11,249	199,973

Net gain(loss)	(36,645)	104,124

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	Capital Stock	Accumulation for not carried out losses of investment	Accumulated Losses	Total Stockholders' Equity
BALANCE, as of December 31, 1999	12,429,075	1,377,995	(10,757,093)	3,049,977
Contribution for future capital increase	46,249	0	0	46,249
Net loss	0	0	(36,645)	(36,645)

BALANCE, as of MARCH 31, 2000	12,475,324	1,377,995	(10,793,738)	3,059,581

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2000 AND 1999
(Expressed in U.S. dollars)

	2000	1999
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net gain(loss)	(36,645)	104,124
Adjustments to reconcile net gain(loss)
with net cash used in operations-
Depreciation	8,370	13,515
(Gain)loss in translation of foreign currency	2,185	27

	(26,090)	117,666
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase)decrease in prepaid expenses and other
current assets	10,699	(148,368)
Increase(Decrease)in accrued liabilities	710	(13,092)
Increase(Decrease)in accounts payable	(22,762)	45,808
Payment of employee severance benefits	(236)	(722)

Net cash used in operating activities	(11,589)	(116,374)

CASH FLOWS USED IN INVESTMENT ACTIVITIES:
(Increase)Decrease in other assets	(191)	142

Net cash used in investment activities	(191)	142

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease)Increase of bank loans	1,333	1,060
Increase in capital stock	46,249	0

Net cash provided by financing activities	47,582	1,060

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	(2,185)	(27)

(DECREASE)INCREASE IN CASH	7,527	2,467
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD	29,304	723

CASH & CASH EQUIVALENT AT END OF PERIOD	36,831	3,190

Management’s Discussion and Analysis or Plan of Operations

      Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $10,793,738 through March 31, 2000, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor´s report for the fiscal year ended December 31, 1999 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

      Results of Operations

           Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

The net loss for the quarter ended March 31, 2000 was $36,645 as compared to a net gain of $104,124 for the quarter ended March 31, 1999. The income in 1999 was due to the disposal of “El Foco Mining Concession” to Zamura Mining Corp.

Administrative expenses were $47,894, for the quarter ended March 31, 2000 compared to $95,849 for the quarter ended March 31, 1999.

      Changes in Financial Condition – From December 31, 1999 to March 31, 2000

The Company´s Assets decreased from $3,572,594 for the year ended December 31, 1999 to $3,561,243 due primarily to the general & administrative expenses.

      Liquidity and Capital Resources

The Company had a working capital deficit of $410,858 as of March 31, 2000, compared with a deficit of $324,416 as of March 31, 1999. In 2000 working capital was primarily obtained from the receipt of proceeds from the foreign private placement. In 1999 working capital was primarily obtained from the receipt of proceeds from the agreement between AGDH and ZARUMA MINING CORP.

At March 31, 2000, the Company had a loan (overdraft) in a bank outstanding in the amount of $60,785. The loan bears interest at 7.625% per annum. Accounts Payable includes $252,724 of liabilities assumed with the purchase of exploration and exploitation rights of the Fortuna I concession.

In 1997, the Company raised approximately $285,989 from Private Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with the Private Placement.

In 1998, the Company raised approximately $213,182 from Private Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common stock in connection with the Private Placement.

In 1999, the Company obtained $200,000 due to a partial payment from Zaruma Mining Corp., in connection with the disposal of the “EL FOCO MINING CONCESSION”

During the quarter ended March 31, 2000 the Company raised $46,250 from a foreign Private Placement (Contribution for future capital increases). The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

      Forward Looking statements

This Form 10-QSB contains certains forward-looking statement within the meaning of section 27A of the securities Act of 1933, as amended, and section 21E of the Securities exchange Act of 1934, amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the viability of gold mines, exploration costs, foreign currency exchange rates and general market conditions. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 30, 2003	Americana Gold and Diamond Holdings, Inc. /s/ David Bending David Bending, President and Director