Form 10QSB
period 2000-06-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-23
CIK 792642

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly report under section 13 or 15(d) of the exchange act of 1934

       For the quarterly period ended June 30, 2000

                                       Or

( ) Transition report pursuant to section 13 or 15(d) of the Securities exchange
        Act of 1934.

                        Commission File Number 33-4844-D

                     AMERICANA GOLD & DIAMOND HOLDINGS, INC.
                      (Formerly Blue Willow Holdings, Inc.)

            Delaware                                     84-1023321
(State or other Juridiction of number          (I.R.S. Employer identification)
   incorporation or Organization)

                     Av. Francisco de Miranda con Av. Diego
                      Cisneros Centro Empresarial Miranda
                                 Mezz, Ofic. 5
                            Caracas, Venezuela 1071
              (Address of principal executive offices) (Zip Code)

(Telephone): (582) 235-2188  (Fax) 239-84-29

Indecate by chck mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for sush shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES  [x]            NO  [ ]

The number of shares oustanding of the registrant's common stock is 13,133,087
(as of June 30, 2000). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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

                                        2

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1-       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2000  and 1999
(Expressed in U.S. dollars)
                                                                                 JUNE 30,                 DECEMBER 31,
                                                                                  2000                     1999
                                                                         ------------------------    -----------------
ASSETS
CURRENT ASSETS:
  Cash                                                                                    25,090               29,304
  Prepaid expenses & other current assets                                                 41,154               48,714
                                                                         ------------------------    -----------------
      Total current assets                                                                66,244               78,018

INVESTMENT IN ZARUMA MINING CORP.                                                      1,370,095            1,378,995

PROPERTY AND EQUIPMENT, net                                                               66,251               94,354

MINING  CONCESSIONS                                                                    2,020,233            2,020,233

OTHER ASSETS                                                                                 700                  994
                                                                         -----------------------     -----------------
                                                                                       3,523,523            3,572,594
                                                                         ========================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank loans                                                                          62,418               59,452
      Accounts payable                                                                   401,643              419,785
      Accrued liabilities                                                                 36,082               36,086
                                                                         ------------------------    -----------------
      Total current liabilities                                                          500,143              515,323

PROVISION FOR EMPLOYEE SEVERANCE
BENEFITS                                                                                   6,567                7,294
                                                                         ------------------------    -----------------
                                                                                         506,710              522,617
                                                                         ------------------------    -----------------
STOCKHOLDERS' EQUITY
Capital stock                                                                         12,486,575           12,429,075
Accumulation for not carried out losses of investment                                  1,377,995            1,377,995
Accumulated losses                                                                   (10,847,757)         (10,757,093)
                                                                         ------------------------    -----------------
      Total stockholders' equity                                                       3,016,813            3,049,977
                                                                         ------------------------    -----------------
                                                                                       3,523,523            3,572,594
                                                                         ========================    =================

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED JUNE 30, 2000  and  1999
(Expressed in U.S. dollars)

                                                                six months ended June       three months ended June
                                                                  2000          1999         2000          1999
                                                              ------------- ------------- ----------- ----------------
ADMINISTRATION EXPENSES                                           (100,388)     (124,462)   (52,494)          (28,613)
                                                              ------------- ------------- ----------- ----------------
                                                                  (100,388)     (124,462)   (52,494)          (28,613)
                                                              ------------- ------------- ----------- ----------------
OTHER INCOME (EXPENSE) :
Financial interest expenses                                         (2,938)            0     (1,539)                0
Translation adjustment                                              (2,171)           10         14                37
Other income (expenses)                                             14,833       200,000          0                 0
                                                              ------------- ------------- ----------- ----------------
  Total other income(expenses)                                       9,724       200,010     (1,525)               37
                                                              ------------- ------------- ----------- ----------------
             NET GAIN/(LOSS)                                       (90,664)       75,548    (54,019)          (28,576)
                                                              ============= ============= =========== ================

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

                                                                          Accumulation for not                      Total
                                                              Capital      carried out losses     Accumulated   Stockholders'
                                                               Stock          of investment         Losses          Equity
                                                            ------------- ---------------------- -------------- ---------------
BALANCE, as of December 31, 1999                              12,429,075              1,377,995   (10,757,093)       3,049,977

Contribution for future capital increase                          57,500                      0              0          57,500
  Net loss                                                             0                      0        (90,664)        (90,664)
                                                           ------------- ---------------------- -------------- ---------------
BALANCE, as of JUNE 30, 2000                                  12,486,575              1,377,995    (10,847,757)       3,016,813
                                                            ============= ====================== ============== ===============

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999
(Expressed in U.S. dollars)
                                                                                  2000            1999
                                                                              ------------- -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net gain(loss)                                                               (90,664)           75,548
      Adjustments to reconcile net gain(loss)
       with net cash used in operations-
      Depreciation                                                                  16,670            28,315
      (Gain)loss in translation of foreign currency                                  2,171                10
                                                                              ------------- -----------------
                                                                                   (71,823)          103,873
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase)decrease in prepaid expenses and other
   current assets                                                                    7,560           (74,941)
Increase(Decrease)in accrued liabilities                                                (4)          (15,005)
Increase(Decrease)in accounts payable                                              (18,142)           20,750
Payment of employee severance benefits                                                (727)           (1,337)
                                                                              ------------- -----------------
     Net cash used in operating activities                                         (11,313)          (70,533)
                                                                              ------------- -----------------
CASH FLOWS USED IN INVESTMENT ACTIVITIES:
 Decrease in Property and Equipment                                                 11,433                 0
 (Increase)Decrease in other assets                                                  9,194               284
                                                                              ------------- -----------------
     Net cash used in investment activities                                         20,627               284
                                                                              ------------- -----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 (Decrease) in long-term accounts payable                                                0                 0
 (Decrease)Increase of bank loans                                                    2,966             2,171
 Increase in capital stock                                                          57,500                 0
                                                                              ------------- -----------------
     Net cash provided by financing activities                                      60,466             2,171
                                                                              ------------- -----------------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH                                         (2,171)              (10)
                                                                              ------------- -----------------
(DECREASE)INCREASE IN CASH                                                          (4,214)           35,785
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD                                       29,304               723
                                                                              ------------- -----------------
CASH & CASH EQUIVALENT AT END OF PERIOD                                             25,090            36,508
                                                                              ============= =================

        Management's Discussion and Analysis or Plan of Operations

Overview

        The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $10,847,757 through June 30, 2000, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the
Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independient auditor's report for the fiscal year ended December 31, 1999 has been prepared on the basis that the
Company will continue as an active mining exploration/development Company.

Results of Operations

       Quarter ended June 30, 2000 compared to quarter ended June 30, 1999

The net loss for the quarter ended June 30, 2000 was $54,019 as compared to a net loss of $28,576 for the quarter ended June 30, 1999, and for the six months ended June 30, 1999 the net loss of $90,664 compared to a net gain of $75,548 for the six months ended June 30, 1999.

The 1999 gain was due to the sale of El Foco mining concession to Zaruma Mining
Corp.

Administrative expenses were $52,494 for the quarter ended June 30, 2000 compared to $28,613 for the quarter ended June 30, 1999, and $100,388 for the six months ended June 30, 2000 compared to $124,462 for the six months ended
June 30, 1999.

Changes in Financial Condition - From December 31, 1999 to June 30, 2000

The Company's Assets decreased from $3,572,594 for the year ended December 31,
1998 to $3,523,523 due primarily to administratives expenses.

Liquidity and Capital Resources

The Company had a deficit of $433,899 in working capital as of June 30, 2000, compared with a working capital deficit of $338,665 as of June 30, 1999. In 2000 working capital was primarily obtained from the receipt of proceeds from the foreign private placement. In 1999 working capital was primarily obtained from the receipt of proceeds from the agreement between AGDH and ZARUMA MINING CORP.

At June 30, 1999, the Company had a loan (overdraft) in a bank outstanding in the amount of $62,418. The loan bears interest at 7.625% per annum. Accounts payable include liabilities of $252,724 assumed by the Company for the purchase of exploration and exploitation rights to the Fortuna I concession.

In 1997, the Company raised approximately $285,989 from a foreign Private
Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with tne Private Placement.

In 1998, the Company raised approximately $213,182 from a foreign Private
Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common Stock in connection with tne Private Placement.

In 1999, the Company raised approximately $29,500 from a foreign private placement (Contribution for future capital increases) and obtained $200,000 due to a payment from Zaruma Mining Corp. in connection with the negotiation of "El
Foco Mining Concession"

During the period ended June 30, 2000 the Company raised $57,500 from a foreign private placement (Contribution for future capital increases). The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

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

Item 1. Legal Procceding
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

        b)       Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                    Americana Gold and Diamond Holdings, Inc.

 September 30, 2003              /s/ David Bending
                                    David Bending, President and Director