Form 10QSB
period 2000-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-23
CIK 792642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMISION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly report under section 13 or 15(d) of the exchange act of 1934
       For the quarterly period ended September 30, 2000

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
   incorporation or Organization)

                     Av. Francisco de Miranda con Av. Diego
                      Cisneros Centro Empresarial Miranda
                                 Mezz, Ofic. 5
                            Caracas, Venezuela 1071
              (Address of principal executive offices) (Zic Code)
                  (Telephone):(582) 235-21-88 (Fax) 235-21-88

Indecate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the  preceding 12 months (or for sush  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements  for the  past 90  days.

                                 YES [x] NO [ ]

The number of shares oustanding of the registrant's common stock is 13,133,087
(as of September 30, 2000). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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

                                        2

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 1999, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

                                      F-1

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2000  and  DECEMBER 31, 1999
(Expressed in U.S. dollars)
                                                                            SEP 30,                DEC 31,
                                                                              2000                   1999
                                                                     -----------------------    ---------------
ASSETS
CURRENT ASSETS:
  Cash                                                                                7,557             29,304
  Prepaid expenses & other current assets                                            40,895             48,714
                                                                     -----------------------    ---------------
      Total current assets                                                           48,452             78,018
INVESTMENT IN ZARUMA MINING CORP.                                                 1,370,095          1,378,995
PROPERTY AND EQUIPMENT, net                                                          44,218             94,354
MINING  CONCESSIONS                                                               2,020,233          2,020,233
OTHER ASSETS                                                                            626                994
                                                                     ----------------------    ----------------

                                                                                  3,483,624          3,572,594
                                                                    =======================    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank loans                                                                     62,418             59,452
      Accounts payable                                                              409,077            419,785
      Accrued liabilities                                                            31,069             36,086
                                                                     -----------------------    ---------------
      Total current liabilities                                                     502,564            515,323
PROVISION FOR EMPLOYEE SEVERANCE
BENEFITS                                                                              6,483              7,294
                                                                     -----------------------    ---------------
                                                                                    509,047            522,617
                                                                     -----------------------    ---------------
STOCKHOLDERS' EQUITY
Capital stock                                                                    12,486,575         12,429,075
Accumulation for not carried out losses of investment                             1,377,995          1,377,995
Accumulated losses                                                              (10,889,993)       (10,757,093)
                                                                     -----------------------    ---------------
      Total stockholders' equity                                                  2,974,577          3,049,977
                                                                     -----------------------    ---------------
                                                                                  3,483,624          3,572,594
                                                                     =======================    ===============

                                      F-2

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 2000  and  1999
(Expressed in U.S. dollars)

                                                             nine months ended sept      three months ended sept.
                                                                2000         1999         2000           1999
                                                            ------------- ------------ ----------- -----------------

ADMINISTRATION EXPENSES                                         (142,332)    (222,188)    (41,944)          (97,726)
                                                            ------------- ------------ ----------- -----------------
                                                                (142,332)    (222,188)    (41,944)          (97,726)
                                                            ------------- ------------ ----------- -----------------
OTHER INCOME (EXPENSE) :
Financial interest expenses                                       (2,966)           0         (28)                0
Translation adjustment                                            (2,435)        (350)       (264)             (340)
Other income (expenses)                                           14,833      200,000           0                 0
                                                            ------------- ------------ ----------- -----------------
  Total other income(expenses)                                     9,432      199,650        (292)             (340)
                                                            ------------- ------------ ----------- -----------------
             NET GAIN/(LOSS)                                    (132,900)     (22,538)    (42,236)          (98,066)
                                                            ============= ============ =========== =================

                                      F-3

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

                                                                          Accumulation for
                                                                                not                            Total
                                                             Capital     carried out losses   Accumulated   Stockholders'
                                                              Stock        of investment        Losses         Equity
                                                           ------------- ------------------- -------------- -------------
BALANCE, as of December 31, 1999                             12,429,075           1,377,995    (10,757,093)    3,049,977
Contribution for future capital increase                         57,500                   0              0        57,500
  Net loss                                                            0                   0       (132,900)     (132,900)
                                                           ------------- ------------------- -------------- -------------
BALANCE, as of SEPTEMBER 30, 2000                            12,486,575           1,377,995    (10,889,993)    2,974,577
                                                           ============= =================== ============== =============

                                      F-4

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
(Expressed in U.S. dollars)
                                                                            2000            1999
                                                                       --------------- ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
 Net gain(loss)                                                             (132,900)         (22,538)
 Adjustments to reconcile net gain(loss)
  with net cash used in operations-
 Depreciation                                                                 24,771           40,403
 (Gain)loss in translation of foreign currency                                 2,435              350
 Provision for employee severance benefits                                      (811)               0
                                                                       --------------- ----------------
                                                                            (106,505)          18,215

NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase)decrease in prepaid expenses and other
   current assets                                                              7,819           (4,835)
Increase(Decrease)in accrued liabilities                                      (5,017)         (21,477)
Increase(Decrease)in accounts payable                                        (10,708)          26,289
Payment of employee severance benefits                                             0           (1,902)
                                                                       --------------- ----------------
     Net cash used in operating activities                                    (7,906)          (1,925)
                                                                       --------------- ----------------
CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Decrease in Property and Equipment                                            25,365            1,284
 (Increase)Decrease in other assets                                            9,268              129
                                                                       --------------- ----------------
     Net cash used in investment activities                                   34,633            1,413
                                                                       --------------- ----------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 (Decrease)Increase of bank loans                                              2,966            3,359
 Increase in capital stock                                                    57,500                0
                                                                       --------------- ----------------
     Net cash provided by financing activities                                60,466            3,359
                                                                       --------------- ----------------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH                                   (2,435)            (350)
                                                                       --------------- ----------------
(DECREASE)INCREASE IN CASH                                                   (21,747)          20,712
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD                                 29,304              723
                                                                       --------------- ----------------
CASH & CASH EQUIVALENT AT END OF PERIOD                                        7,557           21,435
                                                                       =============== ================
                                      F-5

       Management's Discussion and Analysis or Plan of Operations

Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of
$10,889,993 through September 30, 2000, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 1999 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

Results of Operations

Quarter ended September 30, 2000 compared to quarter ended September 30, 1999

The loss for the nine month period ended September 30, 2000 was $132,900 compared to a loss of $22,538 for the same period in 1999 due to the sale of El Foco mining concession to Zaruma Mining Corp negotiation.

The net loss for the quarter ended September 30, 2000 decreased to $42,236 as compared to a net loss of $98,066 for the quarter ended September 30, 1999.

Administrative expenses were $41,944 for the quarter ended September 30, 2000 compared to $97,726 for the quarter ended September 30, 1999, and $142,322 for the nine months ended September 30, 2000 compared to $222,188 for the nine months ended September 30, 1999.

Changes in Financial Condition - From December 31, 1999 to September 30, 2000

The Company's Assets decreased from $3,572,594 for the year ended December 31,
1999 to $3,483,624 due primarily to administrative expenses.

                                       3

Liquidity and Capital Resources

The Company had a working capital deficit of $454,112 as of Sept. 30, 2000, compared with a working capital deficit of $424,099 as of Sept. 30, 1999.
In 2000 working capital was primarily obtained from the receipt of proceeds from the foreign private placement. In 1999 working capital was primarily obtained from the receipt of proceeds from the agreement between AGDH and
ZARUMA MINING CORP.

At Sept 30, 1999, the Company had a loan (overdraft) in a bank outstanding in the amount of $62,418. The loan bears interest at 7.625% per annum. Accounts payable include liabilities of $252,724 assumed by the Company for the purchase of exploration and exploitation rights  to the Fortuna I concession.

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

In 1999, the Company raised approximately $29,500 from a foreign private placement (Contribution for future capital increases) and obtained $200,000 due to a payment from Zaruma Mining Corp. in connection with the disposal of "El
Foco Mining Concession"

During the period ended Sept 30, 2000 the Company raised $57,500 from a foreign private placement in connection with the Contribution for future capital increases. The Company will continue to rely upon management until additional sources of financing are secured or a suitable property is acquired with sufficient cash flow to sustain the Company.

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

Item 5. Other Information.:

Item 6. Exhibits and reports on Form 8-K
a) Exhibits

b) 31  Certification Pursuant to Rule 13a-14 (a) under the Securities Exchange
       Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
       of 2002
   32  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K - None.

                                       5

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