Form 10KSB
period 2000-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-23
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2000

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
Mez. Oficina 11, Los Ruices, c.p. 1070
Caracas, Venezuela
(Address of principal executive offices)
Issuer's telephone number, including area code: (011)-(58212)-238-8497 - Fax: (011) (58212)-285-2486

Securities registered under Section 12(b) of the Exchange Act:

none

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

        Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __x__.

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

        At March 1, 2001 there was outstanding 13,133,087 shares of the Issuer’s Common Stock, $.001 par value.

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

The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela’s Guyana Shield. The Company currently has the rights to one concession (Fortuna I), a net smelter return royalty covering an additional ten concessions (Collectively referred to as the El Foco Project) and shares of Zaruma Resources Inc. which acquired the El Foco project from Americana. The Shares of Zaruma have a significant value which the Management believes may increase as the El Foco Project is developed. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below.

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

During the first Quarter of 1996 the Trenching Exploration Phase of La Fortuna I Mining Concession was completed. Two broad zones of mineralization were identified, both 100 meters (330 feet) in width, and with assay results of 1.05 grams per tonne in saprolite rock. A further trenching program conducted at La Fortuna I Mining Concession during the Second and third Quarter of 1996 confirmed results of previous trenching, and better defined targets for drill-holes into Central Zone. In December 1997 the company’s consulting engineer estimated a mineral inventory, based on trenching and drilling results, of 2,102,061 tonnes of saprolite grading 0.558 grams per tonne, to a maximum depth of fifty meters, in four zones. This inventory is open to expansion through additional trenching and drilling but is not currently a viable resource for development. Additional trenching of the Fortuna Zone and other targets in the concession was completed at the end of the year. During 1997 an initial drilling program was conducted. A total of 1013 m of drilling was completed and 770 samples were analysed for gold. Diamond drilling confirmed the mineralization indicated in the trenching. Additional trenching and drilling was recommended by the Company’s Geologist and Professional Engineering Consultant. During 1999 and 2000 exploration activity was suspended pending completion of the re – organization plan. The company has entered into discussions with third parties interested in investing in the development of this property, and the management will pursue this possibility during the forthcoming year.

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

AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development. No field work was completed during 1999 or 2000.

Guariche

During fiscal 2001,the company has negotiated but not yet closed an agreement with the L.B. Mining Company of Boise, Idaho, whereby it can acquire 100% of the Guariche and Los Flores Concessions in Venezuela for consideration in shares, cooperation in project management and submission of a study of the economic viability and impacts of the project to the Venezuelan Ministry of Mines. The transaction, if completed, will make L.B. Mining or its nominee company the largest shareholder of Americana. When sufficient funds are available the management proposes to expand the study of economic viability to a comprehensive and bankable feasibility study to as part of advancing the project toward commercial production.

The Guariche Concessions cover 20,000 hectares of bedrock and alluvial mineral rights held through concession from the Ministry of Mines of Venezuela. The Las Flores 6 and Las Flores 7 Concessions consist of 10,000 hectares of bedrock and alluvial mineral rights held through contracts with the Corporacion Venezolana de Guyana (‘CVG’) and through documentation in process with the Venzuelan Ministry of Mines according to prevailing mining laws.

The Guariche Concessions cover an area which has since 1988 produced about 600,000 ounces in alluvial mining operations. Consultants to L.B. Mining estimated a measured and indicated resource of 10,182,000 tonnes averaging 2.1 grams gold per tonne, with geometry and metallurgical characteristics amenable to low cost development and production. The management recognizes excellent potential for expansion of these resources and development of a mineable reserve which warrants development and profitable mining.

The Las Flores Concessions cover undeveloped but potentially large gold mineralized zones which represent attractive targets for future development.

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

The regime for the comercialization of gold in Venezuela is essentially divided into two areas: (i) internal comercialization of gold and (ii) external comercialization of gold. On January 1, 1996 Resolution Nº 96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

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

The Company spent approximately $322,000 in gold deposit exploration during 1996, $235,429 during 1997, and suspended its exploration activities during 1998, and 1999. The company spent approximately $11,000 in evaluation of new mining opportunities during the year 2000.

(11)	Costs and effects of compliance with environmental laws.

The Company has spent approximately $1,000 in compliance with Venezuelan environmental laws.

(12)	Number of total employees and full time employees.

The company has one full time employee.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Common Stock of the Company was formerly traded on the NASDAQ Small Cap Market ("NASDAQ") until July 1998, when trading was moved to the OTC Bulletin Board and in June 1999, was moved to the Pink Sheets, where it currently trades under the symbol “AGDM”.The high and low bid quotations for each quarterly period for fiscal 1996 to fiscal 2000 are listed below. The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual.

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

Fiscal 1996

	Low	High
1st quarter	0.56	1.00
2nd quarter	.56	.87
3rd quarter	.50	.75
4th quarter	.37	1.37

Fiscal 1997

	Low	High
1st quarter	.82	1.14
2nd quarter	.68	.82
3rd quarter	.73	.83
4th quarter	.45	.64

Fiscal 1998

	Low	High
1st quarter	.31	.72
2nd quarter	.28	.59
3rd quarter	.15	.44
4th quarter	.02	.22

Fiscal 1999

	Low	High
1st quarter	.03	.50
2nd quarter	.03	.50
3rd quarter	.03	.50
4th quarter	.01	.06

Fiscal 2000

	Low	High
1st quarter	.01	.20
2nd quarter	.01	.25
3rd quarter	.01	.02
4th quarter	.01	.02

Pursuant to instructions from the SEC in July 1998, the trading of the company’s shares in the NASDAQ market was suspended, pending completion of the proposed re-organization plan. During this period of inactivity the management also undertook a review and revised the financial statements for 1996 and 1997.

    (b)        The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

(c) As of December 31, 2000, there were approximately 325 holders of record of the Company’s Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company’s Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $10,970,201 through December 31, 2000, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation, but has undertaken to lower operating costs as much as possible until a project suitable for profitable development is identified and acquired. There can be no assurance that management will be successful in accomplishing this task. The independent auditor’s report for the fiscal year ended December 31, 2000 has been prepared assuming that the Company will continue as a going concern.

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

In October 1994, the Company purchased the La Fortuna I Mining Concession form Inversiones Megold C.A., for a total purchase price of $2,000,000 as follows:

The purchase price for the ‘‘Fortuna I” property was agreed upon by the seller and Americana Gold & Diamond Holdings, Inc. after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 2000, the remaining portion of debt outstanding of US$ dollars 283,094. As part of the acquisition contract of this concession, the Company agreed to pay to a third company between 3% and 5% of the net profits that would be obtained from mining of the property.

Pursuant to an agreement completed September 15, 1998 between AGD and the Homestake Mining Company of California (‘Homestake’), in consideration of a 3% net smelter royalty on production in excess of the drill indicated resources defined by Homestake, 100% of the shares of Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A., the beneficial owners of an option to earn a 90% vested interest in the El Foco and Chicanan – Chicanan Contract Areas. This transaction was a significant development for AGD, adding fixed assets, mineral resources and potential. AGD acquired this project to optimise the value of its adjoining Fortuna Property and with the intention of selling the El Foco project to Zaruma Mining Corporation ASA (Zaruma) for a total consideration $200,000 in cash and 1,838,660 shares, plus a royalty of 1% Net Smelter Returns. This transaction was contemplated in a letter agreement dated September 17, 1998 and closed March 13 1999.

Results of Operations

Net losses for the year 2000 were $213,108 compared with net losses for the year 1999 of $1,776,115.

Administrative and financial expenses were $147,943 for the year ended December 31, 2000 compared to $248,254 for the year ended December 31, 1999.

The company operated under a care and maintenance basis during 2000, with its primary activity limited to evaluation of new opportunities with sufficient merit to warrant re-activation of its development programs. Exploration activity in the Fortuna I concession was suspended. Research and negotiations commenced concerning other concessions in Venezuela, Brazil, and Mexico.

Liquidity and Capital Resources

The Company had a deficit of $496,333 in working capital as of December 31, 2000, compared with a deficit working capital of $437,305 during 1999.

At December 31, 2000 the Company has an overdraft loan at an average annual interest of 7.95%. Accounts payable of the Company relating primarily to liabilities assumed by the Company for the purchase of exploration and explorations rights of mining concessions currently amounts to $283,094. Such amount relates to payments due on the Fortuna I concession.

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

In 1998 the Company raised approximately $ 213,182, from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 Shares of its Common Stock in connection with the Private Placements and the Company raised approximately $210,299.68 from contribution for future capital increase to investors who reside outside the United States including officers and directors of the Company. The Company agreed to issue 2,102,997 shares of common stock in connection with the Private Placement.

In 1999 the Company raised approximately $29,500 from contribution for future capital increases to investors who reside outside the United States including officers and directors of the Company. The company agreed to issue 295,000 shares of common stock in connection with the Private Placement.

In 2000 the Company raised approximately $67,500 from contribution for future capital increases to investors who reside outside the United States including officers and directors of the Company. The company agreed to issue 675,000 shares of common stock in connection with the Private Placement

The Company’s management is currently seeking to raise Funds to ensure that the Company’s operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partnerships with other mining companies in the La Fortuna area. There can be no assurance that the Company will be successful in raising the necessary funds or finding other alternatives to ensure that the Company will continue and that the Company can operate the La Fortuna concession. Moreover, the sale of additional equity or convertible debt securities could result in addition dilution to the Company’s Stockholders.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.
3.1 3.2 3.3 4.1 10.1 10.2 31 32	The Company's Amended and Restated Certificate of Incorporation. **

The Company's By-laws. **

Certificate of Designation for the Series A.
Series B and Series C Convertible Preferred Stock.*

Form of Common Stock Certificate. **

Agreement between Inversiones Megold, C.A. and the Company.*

Form of Promisory Note issued in a 1996 Private Placement. ***

Section 302 Certification

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

** Incorporated by reference to the Company's Form 8-A, dated February 10, 1993.

*** Incorporated by reference to the Company's Form 10-KSB for the Fiscal year ended December 31, 1996.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Caracas, Country of Venezuela on the 30th day of July, 2001.

AMERICANA GOLD & DIAMOND HOLDINGS, INC.

/s/ DAVID BENDING
DAVID BENDING
President and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
Tomaz Klingberg	Director	09/08/2001
Gerald Sneddon	Director	09/08/2001
Gordon Gutraith	Director	09/11/2001
Daniel Kunz	Director	09/08/2001

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements as of
December 31, 2000 and 1999
and
Independent Public Accountants’ Report

Cardona Rodriguez & Asociados
Auditores & Consultores
Nexia
International

Independent Public Accountants’ Report

To the Shareholders of:
Americana Gold and Diamond Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Americana Gold and Diamond Holdings, Inc. and Subsidiaries, (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred in the first paragraph above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

The Company have an accumulated losses in development stage of U.S. dollars 10,970,201. This factor, along with other matters as set forth in the following paragraph raise a doubt that Company will be able to continue as a going concern. The consolidated financial statements have been prepared under the assumption that the Company will be able to continue in operation, having sufficient financial support from the shareholders. See notes 1 and 11.

As explained in notes 1 and 6, during 2000, the Company’s operation is temporal inactive. Management’s plans concerning the matters are also described in note 1; we do not express an opinion regarding the feasibility of such plans. The Company’s continuity as a going concern is subject to or the success of the Company’s future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CARDONA RODRIGUEZ & ASOCIADOS

Nexia International

/s/ Luis Cardona R.
Luis Cardona R.
CPCN° 24408
Caracas, April 13, 2001

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

ASSETS

	2000	1999
CURRENT ASSETS:
Cash	10,223	29,304
Prepaid expenses and other current assets	40,369	48,714

Total current assets	50,592	78,018

PERMANENT INVESTMENT	268,535	1,378,995

PROPERTY AND EQUIPMENT, NET	36, 158	94,354

MINING CONCESSIONS:
Temporal inactivity exploration	2,020,233	2,020,233

OTHER ASSETS	552	994

	2,376,070	3,572,594

        The accompanying notes (1 to 11) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2000	1999
CURRENT LIABILITIES:
Bank loans	62,418	59,452
Accounts payable	450,919	419, 785
Accrued liabilities	33,588	36,086

Total current liabilities	546,925	515,323

PROVISION FOR EMPLOYEE SEVERANCE BENEFITS	7,574	7,294

Total liabilities	554,499	522,617

STOCKHOLDERS' EQUITY:
Capital stock	12,515,337	12,429,075
Accumulation for not carried out
profit of investment	276,435	1,377,995
Accumulated losses	(10,970,201)	(10,757,093)

Total stockholders' equity	1,821,571	3,049,977

	2,376,070	3,572,594

        The accompanying notes (1 to 11) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

	2000	1999	Cumulative From incef 1991 to 2000
ACQUISITION COST	--	(1,129,891)	(1,129,891)
EXPLORATION COST	--	--	(5,348,070)
ADMINISTRATIVE EXPENSES	(147,943)	(248,254)	(5,098,604)

Operating loss	(147,943)	(1,378,145)	(11,576,565)

OTHER (EXPENSES) INCOME:
Financial interest expenses, net	(52,071)	(66,231)	(349,890)
Currency translation adjustment	(2,562)	(805)	681,187
Retirement of fixed assets and other assets	(25,365)	(530,934)	(556,299)
Purchase agreement	14,833	200,000	214,833
Other income	--	--	616,533

	(65, 165)	(397,970)	606,364

Net loss	(213,108)	(1,776,115)	(10,970,201)

Net loss per share -pre split basis
weighted average	0.01555	0.12958

Shares -pre split basis	13,706,446	13,706,446

        The accompanying notes (1 to 11) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

	Capital Stock	Accumulation for not carried out profit of investment	Accumulated Losses	Total Stockholders' Equity
Balance as of December 31, 1998	12,361,046	--	(8,980,978)	3,380,068

Contribution for future capital increase	68,029	--	--	68,029
Not carried out profit of investment	--	1,377,995	--	1,377,995
Net loss	--	--	(1,776,115)	(1,776,115)

Balance as of December 31, 1999	12,429,075	1,377,995	(10,757,093)	3,049,977
Contribution for future capital increase	86,262	--	--	86,262
Not carried out profit of investment	--	(1,101,560)	--	(1,101,560)
Net loss	--	--	(213,108)	(213,108)

Balance as of December 31, 2000	12,515,337	276,435	(10,970,201)	1,821,571

        The accompanying notes (1 to 11) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

	2000	1999
OPERATING ACTIVITIES:
Net loss	(213,108)	(1,776,115)
Adjustments to reconcile net loss to net cash (used in)
provided from operating activities:
Depreciation of property and equipment	32,830	53,776
Gain in translation of foreign currency	2,562	805
Provision for employee severance benefits	280	1,265

	(177,436)	(1,720,269)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	8,345	9,271
Decrease in other assets	442	259
Increase in accounts payable	31,134	36,245
Decrease in accrued liabilities	(2,498)	(25,778)
Payments of employee severance benefits	--	(3,869)

NET CASH USED IN OPERATING ACTIVITIES	(140,013)	(1,704,141)

INVESTING ACTIVITIES:
Retirement of temporary investment	--	1,000
Purchase of permanent investment	--	(1,000)
Retirement of permanent investment	8,900	--
Retirement of mining concessions	--	1,129,891
Retirement of property and equipment, and other assets	25,366	530,934

NET CASH PROVIDED FROM INVESTING ACTIVITIES	34,266	1,660,825

FINANCING ACTIVITIES:
Increase of bank loan	2,966	4,673
Contribution for future capital increase	86,262	68,029

NET CASH PROVIDED FROM FINANCING ACTIVITIES	89,228	72,702

EFFECT IN EXCHANGE RATE	(2,562)	(805)

(DECREASE) INCREASE IN CASH	(19,081)	28,581
CASH BEGINNING OF YEAR	29,304	723

CASH END OF YEAR	10,223	29,304

        The accompanying notes (1 to 11) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 2000 AND 1999
(Expressed in U.S. dollars)

Note 1 -Incorporation, purpose and operation of the Company

The Company was incorporated in 1993, through the merger of Americana Gold a Diamond Mining Corporation (incorporated in Tortola, British Virgin Island on April 3, 1990) and Blue Willows Holdings Inc. (incorporated in the United States of America) with the purpose of negotiating, exploring, exploiting, transporting and performing all those activities related to the handling of gold, diamonds and precious metals and stones, as well as participating in any related activities.

The Company is under development stage and its activity is performed through the acquisition and exploration of mining concessions, acquired through its subsidiaries domiciled in Venezuela. During 2000, the companies temporal inactivated the exploration of certain mines acquired in concession See note 6. Likewise, the Company has incurred losses since its incorporation, and has undergone a working capital deficit. The deficiency in working capital and the operating losses since inception raise a doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described below.

The Company’s Management adopted a Restructuring Plan in 2000:

— At March 21, 1999, the Company employed 12 employees. This was reduced to two in June 1999, and one in March 2000. Most administration and support services provided on a consulting basis as required.

— During 2000, exploration activity in Fortuna I concession was suspended pending completion of the reorganization plan. The Company has entered into discussions with third parties interested in investing in the development of this property, and the management will pursue this possibility during the forthcoming year. — AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development. No field work was completed during 2000.

— The Company has not paid any cash dividends on its common stock and does not intend to pay dividends on its common stock for the foreseeable future.

— In March 2000, the shareholders agreed to a consolidation of the issued and outstanding shares of Americana with one new share exchanged for the old shares. This will reduce the number of outstanding consolidated shares to 1,952,551. This approval will be ratified once again at the forthcoming Americana Gold Meeting.

— Part of the shares of TSE Zaruma Resources Inc., will be transferred to Americana’s U.S. shares account in preparation for a partial sale. The other accounts will be transferred later as the management learns more about the costs and functionality of the process of transfer and sale and as the Company’s cash requirements dictate.

— The Company will propose to enter into a transaction with L.B. Mining Company of Boise, Idaho, whereby it can acquire 100% of the Guariche and Los Flores concessions in Venezuela for consideration in shares, cooperation in project management and submission of a study of the economic viability and impacts of the project to the Venezuelan Ministry of Mines.

The transaction, if completed, will make L. B. Mining or its nominee company the largest shareholder of Americana. When sufficient funds are available the management proposes to expand the study to as part of advancing the project toward commercial production.

— The Company will remain a minor participant among the firms, which engage in gold prospecting. There are many other established firms with significantly greater capitalization and financial resources. In view of the Company’s lack of financial resources, the Company will be at a competitive disadvantage compared to its competitors. However the new management team, with extensive experience and contacts in the exploration and mining business and access business opportunities and equity markets, will bring with it a substantial improvement in the Company’s competitive position.

— The Company’s management is currently to raise funds to ensure that the Company’s operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partnerships with other mining companies in the La Fortuna area.

There can be no assurance that the Company will be successful in raising the necessary funds or finding other alternatives to ensure that the Company will continue and that the Company can operate the La Fortuna concession. Moreover, the sale of additional equity or convertible debt securities could result in addition dilution to the Company’s Stockholders.

— The Company will prepare to move forward on a solid program for growth toward profitability as it re- enters the market.

Note 2 -Summary of significant accounting principles and practices

The most significant accounting policies followed by the Company in the recording of its operations and in the preparations of its consolidated financial statements are summarized as follows:

Consolidation principles:

The consolidated financial statements includes the accounts of Americana Gold and Diamond Holdings Inc. and those of its wholly owned subsidiaries: Consorcio Minero Miamo, C.A., Americana Gold and Diamond Holdings Inc. de Venezuela, C.A., (companies domiciled in Venezuela) as of December 31, 2000 and 1999. The consolidated financial statement as of December 2000 includes Desarrollos Americana Gold and Diamond Holdings, C.A., subsidiary registered during 2000. The consolidated financial statements as of December 1999 also include the subsidiary Latinvan Metal Trading Ltd, C.A. See note 3.

All subsidiaries balances and transactions have been eliminated in the consolidation.

Property and equipment:

Property and equipment are recorded at acquisition cost. Repairs and maintenance expenses are charged directly to operations, and improvements and renovations are added to the cost of the corresponding property. Depreciation is determined based on the straight-Iine method, in accordance with the estimated useful lives of the assets. When assets are sold or retired, the corresponding cost and accumulated depreciation are eliminated from the accounts, and the gain or loss is reflected in the year’s operations.

Mining Concession:

The mining concession is owned by the subsidiary Consorcio Minero Miamo, C.A., and is recorded at the acquisitions cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation. Concession is reviewed for recoverability as long-Iived assets. Provisions for write downs are recorded when it is determined that the asset is impaired. See note 6.

As of December 31, 2000 and 1999, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Company has not initiated extraction activities.

Translation of financial statements:

The financial statements of the subsidiaries are denominated in bolivars and have been translated into U.S. dollars using the following procedure: all monetary assets and liabilities denominated in bolivars were translated at the floating market exchange rates of Bs. 699.75 and Bs. 648.25 to U.S. dollar 1.00, in effect as of December 31, 2000 and 1999, respectively. United States of America dollars may be freely purchased at demand. Property and equipment, other assets and Stockholders’ equity have been translated at historical exchanges rates; and transactions have been included in the statement of operations at an average exchange rate in each month of the period in which the transactions were effected. Subsidiaries operate in a highly inflationary economy.

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

Presentation of the consolidated financial statement:

Certain amounts of the consolidated financial statements as of December 31, 1999, have been reclassified in order to conform with 2000 presentation.

Note 3 -Holdings in Subsidiary

On December 31, 1999, The Company’s management re-evaluated its holdings in Latinvan Metal Trading Ltd, C.A., and the associated Bochinche Project. The management concluded and decided that due to the properties and their installations were of no value to the Parent Company Americana, and correspondingly reduced their reported value to nil. See note 6.

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

Note 4 -Permanent Investment

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

During 2000, the shares of Zaruma Mining Corporation ASA (the Norwegian Company) were exchanged by approval for 1,287, 761, new shares of Zaruma Resources Ltd. a Canadian Company listed on the Toronto Stock Exchange (TSE), at ration of 0.7 new shares for each old share.

As of December 31, 2000, theses Canadian shares were trading thinly in the range of U.S. dollar Canadian 0.30 (exchange rate: U.S. dollar Canadian 1.43 per U.S. dollar 1.00) with maximum and minimum of U.S. dollar Canadian 0.50 and 0.25, respectively. The net profit or loss in the market value is reflected in the account accumulation for not carried out profit of investment in stockholders’ equity.

Note 5 -Property and equipment

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, are represented as follows:

	2000	1999	Annual depreciation rates
Machinery and equipment	320,822	320,822	10
Office furniture and equipment	4,297	4,297	10
Vehicles	--	43,596	10
Tools and utensils	--	--	20
Computer equipment	--	--	20

	325, 119	368,715
Less: accumulated depreciation	(288,961)	(274,361)

	36,159	94,354

Note 6 -Mining Concessions -temporal inactivity exploration

The balances for mining concessions -temporal inactivity exploration, shown in the consolidated balance sheets as of December 31, 2000 and 1999, represent the acquisition of the concession known as “Fortuna I”. For the acquisition of this concession, the Company paid U.S. dollars 110,000, in cash, and U.S. dollars 1,500,000, with the shares of Consorcio Minero Miamo, C.A., owner of “Fortuna I” concession. The purchase price for the “Fortuna 1” property was agreed upon by the seller and Americana Gold and Diamond Holdings after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 2000 and 1999, the remaining portion of debt outstanding of U.S. dollars 283,094, and U.S. dollars 252, 723, respectively, are included in the accounts payable shown in the consolidated balance sheets.

As of December 31, 1998, the balance of mining concessions -temporal inactivity also included the acquisition of the concession known as “Bochinche”. During 1999, the Company decided to terminate the contract pertaining to this concession and reversed the book value to reflect the effect in the operations statements.

Note 7 -Other assets

As of December 31, 1999, the Company’s Management decided to adjusted the balance of U.S. dollar 512,952 of plant for future mineral exploitation and reverse the book value to reflect the effect in the operations statements. This Management decision should be based on the valuation of the recuperation and repossession of this asset.

Note 8 -Bank loans

The amounts shown as bank loans in the balance sheets as of December 31, 2000 and 1999 are represented by local bank overdraft at interest rate of 7.5% annually.

Note 9 -Capital stock

For the years ended December 31, 2000 and 1999, the following capital stock modifications were made (number of shares are on a pre-split basis).

During 2000:

— U.S. dollars 86,262, paid by different shareholders in cash for contribution of the future capital increase.

During 1999:

— U.S. dollars 38,529, by capitalization of debts based on the agreement between the Company and Inversiones Megold for contribution of the future capital increase. See note 6.

— U.S. dollars 27,500, paid by different shareholders in cash for contribution of the future capital increase. — U.S. dollars 2,000, by capitalization of debts maintained to the shareholders for contribution of the future capital increase.

As of December 31, 2000, the Company’s capital stock on a pre-split basis, is constituted as follows:

Class of shares	Number of shares	Total value in U.S. dollars	Manner of payment
Preferential Common "Fortuna I" Total Common Total	25 3,764,251 4,725,882 1,721,053 445,455 964,960 523,844 1,207,474 353,502 13,706,446 - 13,706,446	25,000 4,516,216 3,493,991 1,500,000 321,104 683,992 421,773 690,025 281,327 11,933,428 581,909 12,515,337	Cash

Merger (AGD Mining & Blue Willows)

Cash
Acquisition of concession

Cash and preferential shares
converted into common shares and
interest paid in shares

Capitalization of debt to directors
preferential shares S-B converted
into common shares and interest
paid with shares

Cash and preferential shares S-B
converted into common shares and
interest paid with shares

Capitalization of debt todirectors
and officers

Capitalization of debt to suppliers
for services rendered

Contribution for future capital increase

Note 10- Administrative expenses

Administrative expenses for the years ended December 31, are represented as follows:

	2000	1999
Compensation to directors and officers	30,000	16,000
Managements expenses	34,577	103,523
Services rendered	16,575	--
Depreciation	32,830	53, 776
Other general and administrative expenses	33,961	74,955

	147,943	248,254

Note 11 -Legal matters related to subsidiaries

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

Subsidiaries	Amount	Year incurred	Carry forward up to
A.G.D. Holdings Inc. de Venezuela,C.A	65,875	1998	2001
Consorcio Minero Miamo,C.A	42,560	1998	2001
Latinvan Metal Trading LTD	197,622	1998	2001

	306,057

A.G.D. Holdings Inc. de Venezuela,C.A	862,312	1999	2002
Consorcio Minero Miamo,C.A	770	1999	2002
Latinvan Metal Trading LTD	1,562,917	1999	2002

	2,425,999

A.G.D. Holdings Inc. de Venezuela,C.A	125,943	2000	2003
Consorcio Minero Miamo,C.A	6,806	2000	2003
Latinvan Metal Trading LTD	623	2000	2003

	133,372

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

Other relevant norms:

— Luxury Assets and Wholesale, and Added Value Tax:

On May 25, 1994, Decree N° 187 was proclaimed, which establishes the Income on Luxury Assets and Wholesale, which tax the assets, professional or technical services and the import of goods and services. On July 25, 1996, The National Administration Bureau in Official Gazette N° 36,007 published the change on the percentage to the tax basis applied, beginning form August 1st, 1996, from 12.5% to 16.5%.

On May 5, 1999, The National Administration Bureau proclaimed Decree N° 126, which establishes Added \/alue Tax, which substitutes the Income on Luxury Assets and Wholesale, which taxes the assets, professional services and import of goods. The percentage to the tax basis applied from June 1st, 1999, is 15.5%. On July 28, 2000, The National Commission published in Official Gazette N° 37,002 the modification of aliquot to this tax, beginning from August 1, 2000, from 15.5% to 14.5%. As of December 31, 2000, the subsidiaries may compensate the fiscal credit of U.S. dollars 40,369.

— Bank Transactions Tax:

On April 28, 1999, the National Administration Bureau proclaimed Decree N° 118, which establishes the Bank Transactions Tax, and tax debits or withdrawals on check accounts, saving accounts, time deposits, or any other kind of deposits, liquid assets, fiduciary, and any other funds from the financial market performed on banks and/or financial entities. The percentage to be applied from May 8, 1999, is 0.50%. This tax will last for 12 months from its proclamation. Thus, it ended on May 2000.

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

— Foreign investment treatment regulations:

Actual foreign investment regulations on foreign capital, trademarks, patents, licenses and royalties allow the foreign companies, among other, the following:

— Reinvestment of net income; distribution, profit remittance of dividends to foreign investors and reexportation of the foreign Stockholders’ investment will not require authorization from the Superintendence of Foreign Investments (SI EX).

— All agreements regarding Information Technology and use of Patent and Trademarks are authorized, regardless of the modality that said agreements adopt. There is a subsequent obligation to register such agreements with the Superintendence of Foreign Investments (SI EX).

Foreign companies are allowed to take out loans from local banks and to raise credit on the Venezuelan capital markets, including the sale of stocks and bonds on local exchanges. External credits do not require prior authorization or registration.

Capital stock:

As of December 31, 2000, the Company’s subsidiaries accrued losses that exceeds more than two thirds (2/3) of the capital stock. According to the Venezuelan Commercial Code establishes the following: “When capital stock as per records decrease more that 33,33% (1/3) of the capital stock of the Company, must be restored or reintegrated to capital stock in that amount, or limit it, to the remaining balance”. “When capital stock decreases exceeds more than 66,66% (2/3) of the capital stock, company must be liquidated or dissolved, if shareholders does not reintegrate or limit to the remaining balance”.

The shareholders’ intention is to give financial support to the Company in order to continue operating.