Form 10QSB
period 2001-03-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-28
CIK 792642

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly report under section 13 or 15(d) of the exchange act of 1934
        For the quarterly period ended March 31, 2001

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
   incorporation or Organization)

                           Av. Francisco de Miranda
                      Centro Empresarial Don Bosco piso 3
                 Ofic.-3-D -Los Ruices -Caracas, Venezuela 1071
              (Address of principal executive offices) (Zip Code)

          (Telephone): (011-58212) 285-3745 Fax: (011-58212) 285-2486

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES [x] NO [ ]

The number of shares oustanding of the registrant's common stock is 13,133,087
(as of March 31, 2001). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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

                                        2

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)

1-       GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000, included in the Company's Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31, 2001 and DECEMBER 31, 2000
(Expressed in U.S. dollars)
                                                                           MARCH 31,            DECEMBER 31,
                                                                              2001                 2000
                                                                        -----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash                                                                             5,579              10,223
  Prepaid expenses & other current assets                                         39,912              40,369
                                                                        -----------------    ----------------
      Total current assets                                                        45,491              50,592
INVESTMENT IN ZARUMA MINING CORP.                                                268,535             268,535
PROPERTY AND EQUIPMENT, net                                                            0              36,158
MINING  CONCESSIONS                                                            2,020,233           2,020,233
OTHER ASSETS                                                                         546                 552
                                                                        -----------------    ----------------
                                                                               2,334,805           2,376,070
                                                                        =================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank loans                                                                  66,990              62,418
      Accounts payable                                                           541,196             450,919
      Accrued liabilities                                                         33,208              33,588
                                                                        -----------------    ----------------
      Total current liabilities                                                  641,394             546,925
Provision for employee severance benefits                                          7,488               7,574
                                                                        -----------------    ----------------
                                                                                 648,882             554,499
                                                                        -----------------    ----------------
STOCKHOLDERS' EQUITY
Capital stock                                                                 12,515,337          12,515,337
Accumulation for not carried out losses of investment                            276,435             276,435
Accumulated losses                                                           (11,105,849)        (10,970,201)
                                                                        -----------------    ----------------
      Total stockholders' equity                                               1,685,923           1,821,571
                                                                        -----------------    ----------------
                                                                               2,334,805           2,376,070
                                                                        =================    ================

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED MARCH 31, 2001 and 2000
(Expressed in U.S. dollars)

                                                                                                2001             2000
                                                                                           ---------------    ------------
                                                                                             Unaudited          audited
ADMINISTRATION & GENERAL  EXPENSES                                                                (94,123)        (47,894)
                                                                                           ---------------    ------------
OTHER INCOME (EXPENSE) :
    Financial interest expenses                                                                    (5,273)         (1,399)
    Translation adjustment                                                                            (94)         (2,185)
    Retirement of fixed assets and other assets                                                   (36,158)              0
    Other income                                                                                        0          14,833
                                                                                           ---------------    ------------
    Total other income (expenses)                                                                 (41,525)         11,249
                                                                                           ---------------    ------------
             NET  LOSS
                                                                                                 (135,648)        (36,645)
                                                                                           ===============    ============

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

                                                                               Accum. For
                                                                                  not
                                                                              carried out                        Total
                                                                Capital          losses       Accumulated    Stockholders'
                                                                 Stock       of investment       Losses          Equity
                                                            ---------------- --------------- --------------- ---------------

BALANCE, as of December 31, 2000                                 12,515,337         276,435    (10,970,201)       1,821,571
  Net loss                                                                0               0       (135,648)       (135,648)
                                                            ---------------- --------------- --------------- ---------------
BALANCE, as of MARCH 31, 2001                                    12,515,337         276,435    (11,105,849)       1,685,923
                                                            ================ =============== =============== ===============

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2001 and 2000
(Expressed in U.S. dollars)
                                                                                        2001         2000
                                                                                    ------------- -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net gain(loss)                                                                   (135,648)    (36,645)
         Adjustments to reconcile net gain(loss)
          with net cash used in operations-
           Depreciation                                                                        0       8,370
           (Gain)loss in translation of foreign currency                                     (94)      2,185
           Provision for employee severance benefits                                         (86)          0
                                                                                    ------------- -----------
                                                                                        (135,828)    (26,090)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
   current assets                                                                            457      10,699
Increase(Decrease)in accrued liabilities                                                    (380)        710
Increase(Decrease)in accounts payable                                                     90,277     (22,762)
Payment of employee severance benefits                                                         0        (236)
                                                                                    ------------- -----------
     Net cash used in operating activities                                               (45,474)    (37,679)
                                                                                    ------------- -----------
CASH FLOWS USED IN INVESTMENT ACTIVITIES:
 Decrease in Property and Equipment                                                       36,158           0
 (Increase)Decrease in other assets                                                            6        (191)
                                                                                    ------------- -----------
     Net cash used in investment activities                                               36,164        (191)
                                                                                    ------------- -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 (Decrease)Increase of bank loans                                                          4,572       1,333
 Increase in capital stock                                                                     0      46,249
                                                                                    ------------- -----------
     Net cash provided by financing activities                                             4,572      47,582
                                                                                    ------------- -----------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH                                                   94      (2,185)
                                                                                    ------------- -----------
(DECREASE)INCREASE IN CASH                                                                (4,644)      7,527
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD                                             10,223      29,304
                                                                                    ------------- -----------
CASH & CASH EQUIVALENT AT END OF PERIOD                                                    5,579      36,831
                                                                                    ============= ===========

          Management's Discussion and Analysis or Plan of Operations

Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of
$11,105,849 through March 31, 2001, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task.
The independent auditor's report for the fiscal year ended December 31, 2000 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

Results of Operations

      Quarter ended March 31, 2001 compared to quarter ended March 31, 2000

The net loss for the quarter ended March 31, 2001 increased to $135,648 as compared to a net loss of $36,645 for the quarter ended March 31, 2000. The
Company operated under a care and maintenance basis during the quarter ended
March 31, 2001 and retired inoperative fixed assets.

General and Administrative expenses were $94,123 for the quarter ended March
31, 2001 compared to $47,894 for the quarter ended March 31, 2000.

Changes in Financial Condition - From December 31, 2000 to March 31, 2001

The Company's Assets decreased from $2,376,070 for the year ended December 31,
2000 to $2,334,805 due primarily to retirement of inoperative fixed assets.

Liquidity and Capital Resources

The Company had a working capital deficit of $595,903 at March 31, 2001, compared with a deficit of $410,858 as of March 31, 2000. In 2000, working capital was primarily obtained from the receipt of proceeds from the foreign private placement. At March 31, 2000, the Company had a loan (overdraft) in a bank outstanding in the amount of $66,990. The loan bears interest at 7.625% per annum. Accounts Payable includes liabilites of $283,094 assumed by the Company for the purchase of exploration and exploitation rights to the Fortuna I concession.

                                       3

In 1997, the Company raised approximately $285,989 from Private Placement of
Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with the Private Placement.

In 1998, the Company raised approximately $213,182 from Private Placement of
Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common stock in connection with the Private Placement and the Company raised approximately $210,299.68 from contribution for future capital increase to investors who reside outside the United States including officers and directors of the Company. The Company agreed to issue 2,102,997 shares of common stock in connection with the Private Placement.

In 1999, the Company obtained $200,000 due to a partial payment from Zaruma
Mining Corp., in conection with the disposal of "EL FOCO MINING CONCESION". In
1999 the Company raised approximately $29,500 from contribution for future capital increase to investors who reside outside the United States. The Company agreed to issue 295,000 shares of common stock in connection with the private placement.

In 2000 the Company raised approximately $67,500 from contribution from future capital increases to investors who reside outside the United States. The Company agreed to issue 675,000 shares of common stock in connection with the private placement.

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

                                        4

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

                                       6