Form 10QSB
period 2001-06-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-29
CIK 792642

UNITED STATES
SECURITIES AND EXCHANGE COMISIÓN
Washington, D.C. 20549

FORM 10-QSB

(x)	Quarterly report under section 13 or 15(d) of the exchange act of 1934 For the quarterly period ended June 30, 2001

Or

( )	Transition report pursuant to section 13 or 15(d) of the Securities exchange Act of 1934.

Commission File Number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Formerly Blue Willow Holdings, Inc.)

Delaware	84-1023321
(State or other Juridiction of number Incorporation or Organization)	(I.R.S. Employer identification)

Av. Francisco de Miranda
Centro Empresarial Don Bosco piso 3
Ofic.-3-D -Los Ruices -Caracas, Venezuela    1071
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

       YES [X]              NO [_]

The number of shares oustanding of the registrant´s common stock is 13,133,087 (as of June 30, 2001). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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

(UNAUDITED)

1- GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2000, included in the Company´s Form 10-KSB. In the opinion of management the unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results of operations for the interim period presented and all such adjustment are of a normal and recurring nature. However, the results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30, 2001 and DECEMBER 31, 2000
(Expressed in U.S. dollars)

	JUNE 30, 2001	DECEMBER 31, 2000
ASSETS
CURRENT ASSETS:
Cash	3,924	10,223
Prepaid expenses & other current assets	39,288	40,369

Total current assets	43,212	50,592
INVESTMENT IN ZARUMA MINING CORP	268,535	268,535
PROPERTY AND EQUIPMENT, net	0	36,158
MINING CONCESSIONS	2,020,233	2,020,233
OTHER ASSETS	537	552

	2,332,517	2,376,070

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank loans	69,990	62,418
Accounts payable	568,146	450,919
Accrued liabilities	32,689	33,588

Total current liabilities	670,825	546,925
Provision for employee severance benefits	7,371	7,574

	678,196	554,499

STOCKHOLDERS' EQUITY
Capital stock	12,515,337	12,515,337
Accumulation for not carried out losses of investment	276,435	276,435
Accumulated losses	(11,137,451)	(10,970,201)

Total stockholders' equity	1,654,321	1,821,571

	2,332,517	2,376,070

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED JUNE 30, 2001 and 2000
(Expressed in U.S. dollars)

	six months ended June		three months ended June
	2001	2000	2001	2000
ADMINISTRATION EXPENSES	(122,653)	(100,388)	(28,530)	(52,494)

OTHER INCOME (EXPENSE) :
Financial interest expenses	(8,273)	(2,938)	(3,000)	(1,539)
Translation adjustment	(166)	(2,171)	(72)	14
Retirement of fixed assets and other assets	(36,158)	0	0	0
Other income (expenses)	0	14,833	0	0

Total other income(expenses)	(44,597)	9,724	(3,072)	(1,525)

NET GAIN/(LOSS)	(167,250)	(90,664)	(31,602)	(54,019)

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)

	Capital Stock	Accum. For not carried out losses of investment	Accumulated Losses	Total Stockholders' Equity
BALANCE, as of December 31, 2000	12,515,337	276,435	(10.970,201)	1,821,571
Net loss	0	0	(167,250)	(167,250)

BALANCE, as of June 30, 2001	12,515,337	276,435	(11,137,451)	1,654,321

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 2001 and 2000
(Expressed in U.S. dollars)

	2001	2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net gain(loss)	(167,250)	(90,664)
Adjustments to reconcile net gain(loss)
with net cash used in operations-
Depreciation	0	16,670
(Gain)loss in traslation of foreign currency	(166)	2,171
Provision for employee severance benefits	(203)	0

	(167,619)	(71,823)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
current assets	1,081	7,560
Increase(Decrease)in accrued liabilities	(899)	(4)
Increase(Decrease)in accounts payable	117,227	(18,142)
Payment of employee severance benefits	0	(727)

Net cash used in operating activities	(50,210)	(83,136)

CASH FLOWS USED IN INVESTMENT ACTIVITIES:
Decrease in Property and Equipment	36,158	11,433
(Increase)Decrease in other assets	15	9,194

Net cash used in investment activities	36,173	20,627

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Decrease)Increase of bank loans	7,572	2,966
Increase in capital stock	0	57,500

Net cash provided by financing activities	7,572	60,466

EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH	166	(2,171)

(DECREASE)INCREASE IN CASH	(6,299)	(4,214)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD	10,223	29,304

CASH &CASH EQUIVALENT AT END OF PERIOD	3,924	25,090

Management’s Discussion and Analysis or Plan of Operations

      Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of $11,137,451 through June 30, 2001, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor´s report for the fiscal year ended December 31, 2000 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

      Results of Operations

Quarter ended June 30, 2001 compared to quarter ended June 30, 2000

The net loss for the quarter ended June 30, 2001 decreased to $31,602 as compared to a net loss of $54,019 for the quarter ended June 30, 2000, and for the six months ended June 30, 2001 the net loss of $167,250 compared to a net loss of $90,664 for the six months ended June 30, 2000. The Company operated under a care and maintenance basis during the period ended June 30, 2001 and retired inoperative fixed assets.

General and Administrative expenses were $31,602 for the quarter ended June 30, 2001 compared to $54,019 for the quarter ended June 30, 2000, and $167,250 for the six months ended June 30, 2001 compared to $90,664 for the six months ended June 30, 2000.

      Changes in Financial Condition – From December 31, 2000 to June 30, 2001

The Company´s Assets decreased from $2,376,070 for the year ended December 31, 2000 to $2,332,517 due primarily to the retirement of inoperative fixed assets.

      Liquidity and Capital Resources

The Company had a working capital deficit of $627,613 at June 30, 2001, compared with a working capital of deficit $433,899 as of June 30, 2000. In 2000 working capital was primarily obtained from the receipt of proceeds from the foreign private placement.

At June 30, 2001, the Company had a loan (overdraft) in a bank outstanding in the amount of $69,990. The loan bears interest at 7.625% per annum. Accounts payable include $283,094 assumed by the Company for the purchase of exploration and exploitation rights to the Fortuna I concession.

In 1997, the Company raised approximately $285,989 from a foreign Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 609,952 shares of its common Stock in connection with tne Private Placement.

In 1998, the Company raised approximately $213,182 from a foreign Private Placement of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 shares of its common Stock in connection with tne Private Placement and the company raised approximately $210,299.68 from contribution for future capital increase to investors who reside outside the United States including officers and directors of the company. The company agreed to issue 2,102,997 shares of common stock in connection with the Private Placement.

In 1999, the company obtained $200,000 due to a partial payment from Zaruma Mining Corp., in connection with the disposal of “El Foco Mining Concession.”

In 1999, the Company raised approximately $29,500 for contribution for future capital increases to investors who reside outside the United States. The company agreed to issue 295,000 shares of common stock in connection with the Private Placement.

In 2000, the company obtained $67,500 for contribution of future capital increases to investors who reside outside the United States including officers and directors of the company. The company agrees to issue 675,000 shares of common stock in connection with the private placement.

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

PART II- OTHER INFORMATION

Item 1.	Legal Procceding Not applicable.

Item 2.	Changes in Securities Not applicable.

Item 3.	Default Upon Senior Securities Not applicable.

Item 4.	Submission of Matters to a vote of Security Holders. Not applicable.

Item 5.	Other Information.:

Item 6.	Exhibits and reports on Form 8-K a) Exhibits –None. b) Reports on Form 8-K – None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

Date: September 30, 2003	/s/ David Bending David Bending, President