Form 10QSB
period 2001-09-30
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-30
CIK 792642

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMISION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(x) Quarterly report under section 13 or 15(d) of the exchange act of 1934
       For the quarterly period ended September 30, 2001

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
                                 YES [x] NO [ ]
The number of shares oustanding of the registrant's common stock is
13,133,087 (as of September 30, 2001). Such amount does not include additional shares that are to be issued in connection with a foreign private placement.

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

                                                     2

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (UNAUDITED)

1-       GENERAL

     The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with the  instructions for Form 10-QSB and therefore do  not  include  all  information  and  footnotes  necessary  for  a  fair presentation  of financial  position,  results of operations and changes in cash flows in conformity with generally accepted accounting principles. The unaudited  consolidated  financial statements should be read in conjunction with the  financial  statements  and notes for the year ended  December 31,
     2000  included in the Company's  Form 10-KSB.  In the opinion of management the unaudited  consolidated  financial  statements  contain all adjustments necessary  for a fair  presentation  of the results of  operations  for the interim  period  presented  and all such  adjustment  are of a  normal  and recurring nature. However, the results of operations for the three and nine months  ended  September  30, 2001 are not  necessarily  indicative  of the results which may be expected for the entire fiscal year.

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30, 2001 and DECEMBER 31, 2000
(Expressed in U.S. dollars)
                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                            2001                   2000
                                                                     --------------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash                                                                             3,641              10,223
  Prepaid expenses & other current assets                                         49,918              40,369
                                                                     --------------------    ----------------
      Total current assets                                                        53,559              50,592
INVESTMENT IN ZARUMA MINING CORP.                                                268,535             268,535
PROPERTY AND EQUIPMENT, net                                                            0              36,158
MINING  CONCESSIONS                                                            2,020,233           2,020,233
OTHER ASSETS                                                                          15                 552
                                                                     --------------------    ----------------
                                                                               2,342,342           2,376,070
                                                                     ====================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank loans                                                                  69,989              62,418
      Accounts payable                                                           573,036             450,919
      Accrued liabilities                                                         44,972              33,588
                                                                     --------------------    ----------------
      Total current liabilities                                                  687,997             546,925

Provision for employee severance benefits                                          7,133               7,574
                                                                     --------------------    ----------------
                                                                                 695,130             554,499
                                                                     --------------------    ----------------
STOCKHOLDERS' EQUITY
Capital stock                                                                 12,515,337          12,515,337
Accumulation for not carried out losses of investment                            276,435             276,435
Accumulated losses                                                           (11,144,560)        (10,970,201)
                                                                     --------------------    ----------------
      Total stockholders' equity                                               1,647,212           1,821,571
                                                                     --------------------    ----------------
                                                                               2,342,342           2,376,070
                                                                     ====================    ================

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 2001  and  2000
(Expressed in U.S. dollars)

                                                                        nine months ended sept     three months ended sept.
                                                                          2001          2000        2001          2000
                                                                      ------------- ------------- ---------- ----------------

ADMINISTRATION EXPENSES                                                  (129,676)     (142,332)    (7,023)         (41,944)
                                                                      ------------- ------------- ---------- ----------------
OTHER INCOME (EXPENSE):
Financial interest expenses                                                (8,273)       (2,966)         0              (28)
Translation adjustment                                                       (252)       (2,435)       (86)            (264)
Retirement of fixed assets and other assets                               (36,158)            0          0                0
Other inome (expenses)                                                          0        14,833          0                0
                                                                      ------------- ------------- ---------- ----------------
  Total other income(expenses)                                            (44.683)        9,432        (86)            (292)
                                                                      ------------- ------------- ---------- ----------------
             NET GAIN/(LOSS)                                             (174,359)     (132,900)    (7,109)         (42,236)
                                                                      ============= ============= ========== ================

AMERICANA GOLD AND DIAMOND HOLDINGS INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. dollars)

                                                                            Accum. For not                      Total
                                                                             carried out
                                                               Capital          losses        Accumulated   Stockholders'
                                                                Stock       of investment       Losses          Equity
                                                             ------------- ----------------- -------------- ---------------
BALANCE, as of December 31, 2000                               12,515,337           276,435    (10,970,201)      1,821,571
  Net loss                                                              0                 0       (174,359)       (174,359)
                                                             ------------- ----------------- -------------- ---------------

BALANCE, as of SEPT 30, 2001                                   12,515,337           276,435    (11,144,560)      1,647,212
                                                             ============= ================= ============== ===============

AMERICANA GOLD AND DIAMOND HOLDINGS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2001 and 2000
(Expressed in U.S. dollars)
                                                                                    2001           2000
                                                                               --------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net gain(loss)                                                                 (174,359)      (132,900)
         Adjustments to reconcile net gain(loss)
          with net cash used in operations-
           Depreciation                                                                     0         24,771
           (Gain)loss in translation of foreign currency                                 (252)         2,435
           Provision for employee severance benefits                                     (441)          (811)
                                                                               --------------- --------------
                                                                                     (175,052)      (106,505)
NET CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) in prepaid expenses and other
   current assets                                                                      (9,549)         7,819
Increase(Decrease)in accrued liabilities                                               11,384         (5,017)
Increase(Decrease)in accounts payable                                                 122,117        (10,708)
                                                                               --------------- --------------
     Net cash used in operating activities                                            (51,100)      (114,411)
                                                                               --------------- --------------
CASH FLOWS USED IN INVESTMENT ACTIVITIES:
 Decrease in Property and Equipment                                                    36,158         25,365
 (Increase)Decrease in other assets                                                       537          9,268
                                                                               --------------- --------------
     Net cash used in investment activities                                            36,695         34,633
                                                                               --------------- --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 (Decrease)Increase of bank loans                                                       7,571          2,966
 Increase in capital stock                                                                  0         57,500
                                                                               --------------- --------------
     Net cash provided by financing activities                                          7,571         60,466
                                                                               --------------- --------------
EFFECT OF EXCHANGE RATE FLUCTUATION ON CASH                                               252         (2,435)
                                                                               --------------- --------------
(DECREASE)INCREASE IN CASH                                                             (6,582)       (21,747)
CASH & CASH EQUIVALENT AT BEGINNING OF PERIOD                                          10,223         29,304
                                                                               --------------- --------------
CASH & CASH EQUIVALENT AT END OF PERIOD                                                 3,641          7,557
                                                                               =============== ==============

           Management's Discussion and Analysis or Plan of Operations

Overview

The company has only recently begun its business activities and accordingly has generated limited revenues. The Company had generated an accumulated deficit of
$11,144,560 through September 30, 2001, due to its significant reserch, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that the Company will continue to have limited or no revenues and those losses will continue to be incurred until it is able to successfully acquire or place a property in operation. There can be no assurance that management will be successful in accomplishing this task. The independent auditor's report for the fiscal year ended December 31, 2000 has been prepared on the basis that the Company will continue as an active mining exploration/development Company.

Results of Operations

  Quarter ended September 30, 2001 compared to quarter ended September 30, 2000

The net loss was $7,109 for the quarter ended Sept 30, 2001 compared to $42,236 for the quarter ended September 30, 2000, and $174,359 for the nine months ended
September 30, 2001 compared to $132,900 for the nine months ended September 30,
2000. The Company operated under a care and maintenance basis during the period ended September 30, 2001 and retired inoperative fixed assets.

Changes in Financial Condition - From December 31, 2000 to September 30, 2001

The Company's Assets decreased from $3,276,070 for the year ended December
31, 2000 to $2,342,342 due primarily retirement of inoperative fixed assets.

Liquidity and Capital Resources

The Company had a working capital deficit of $634,438 at September 30, 2001, compared with a deficit of $454,112 as of September 30, 2000. In 2000 working capital was primarily obtained from the receipt of proceeds from the foreign private placement.

At September 30, 2001, the Company had a loan (overdraft) in a bank outstanding in the amount of $69,989. The loan bears interest at 7.625% per annum.
Account payable include liabilities of $283,094 assumed by
the Company for the purchase of exploration and exploitation rights to the Fortuna I concession.

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

In 1999, the Company raised approximately $29,500 from a foreign private placement (Contribution for future capital increase) and obtained
$200,000 from Zaruma Mining Corp. in connection with the
disposal of "El Foco Mining Concession"

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