Form 10KSB
period 2001-12-31
AMERICANA GOLD & DIAMOND HOLDINGS INC
filed 2004-06-30
CIK 792642

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________________to ___________________________

Commission file number 33-4844-D

AMERICANA GOLD & DIAMOND HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	84-1023321
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification N(0))

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

Common Stock, $.001 par value

        Check whether the issue (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x].

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         State issuer’s revenues for its most recent year. $ -0-

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

        At December 31, 2001 there was outstanding 13,706,446 shares of the Issuer’s Common Stock, $.001 par value.

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

The Company has two wholly owned Venezuelan subsidiaries, Consorcio Minero Miamo, C.A., which is the original owner of the Fortuna I concession and AGD Holdings Inc. de Venezuela, C.A., which holds all of the Company’s exploitation and exploration equipment. Unless the context requires otherwise, references to the Company and AGD in this Form 10-KSB shall mean Americana Gold & Diamond Holdings, Inc. and its subsidiaries.

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

The Company has limited capital resources and is actively seeking other sources of capital in order to meet its working capital needs. The independent auditor’s report for the fiscal year ended December 31, 2001 has been prepared assuming that the Company will continue as a going concern. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See “Management’s Discussions and Analysis or Plan of Operation.”

        (b) Business of Issue:

    (1)        Principal products or services and their markets.

        The Company is engaged in the exploitation, exploration and development of gold mining concessions in Venezuela’s Guyana Shield. The Company currently has the rights to one concession (Fortuna I), a net smelter return royalty covering an additional ten concessions (Collectively referred to as the El Foco Project) and shares of Zaruma Resources Inc. which acquired the El Foco project from Americana. The Shares of Zaruma have a significant value, which the Management believes may increase as the El Foco Project is developed. However, there can be no assurance that there will be any gold production from these concessions. The location and chief characteristics for each of these properties are discussed below.

Fortuna I Concession

        In October 1994, the Company purchased the La Fortuna I Mining Concession from Inversiones Megold C.A. (“Inversiones”), for a total purchase price of $2,000,000. Fortuna I is located about 45 kilometers north of Las Cristinas, Placer Dome’s 7.7 million ounce gold find, at kilometer 88 in Bolivar State. Fortuna I is accessible by a paved road to 34 kilometers then a 4 by 4 gravel road 22 kilometers to the property with a ferry crossing at the Cuyuni River. The Las Cristinas area is considered by many North American mining experts to be the prime gold exploration area in Venezuela and significant exploration activity is taking place at this time. Fortuna I possesses both alluvial deposits and veins. The petrology of the La Fortuna Concession area is made up of basic to intermediate volcanics, Pastora-Botanamo Super Group rocks, mainly metabasalts and metagabros and Caballape Formation, andesite agglomerates. The host rocks in mineralised areas have been subjected to carbonate and sericite alteration.

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

        Subsequent field studies by the Brazilian Geological Survey outlined geochemical anomalies in the Santa Rosa Property area, which are the primary focus for the AGD – Vanessa Joint Venture. Consulting reports prepared for Vanessa Ventures, the vendor and joint venture partner, report the presence of high-grade vein prospects of potential economic significance.

        AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development. No fieldwork was completed during 1999 or 2000.

Guariche

        During fiscal 2001,the company negotiated but declined to close an agreement with the L.B. Mining Company of Boise, Idaho, whereby it could acquire 100% of the Guariche and Los Flores Concessions in Venezuela for consideration in shares, cooperation in project management and submission of a study of the economic viability and impacts of the project to the Venezuelan Ministry of Mines. After an intensive period of technical and administrative review, the management declined to complete the transaction and accepted a termination settlement, which included reimbursement of incurred costs and compensation for management time.

        The company has undertaken investigations of other mining opportunities in Latin America and the United States but no suitable opportunity has been identified.

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

        The Company will remain a minor participant among the firms, which engage in gold prospecting. There are many other established firms with significantly greater capitalization and financial resources. In view of the Company’s lack of financial resources, the Company will be at a competitive disadvantage compared to its competitors. However the new management team, with extensive experience and contacts in the exploration and mining business, and access to business opportunities and equity markets, will bring with it a substantial improvement in the Company’s competitive position.

    (5)        Sources and availability of raw material and the names of principal suppliers.

        Not applicable.

    (6)        Dependence on one or a few major customers.

        See“Effect of existing or probable governmental regulations on the business.” The objective of the company is production and sale of gold and diamonds. Although marketing of these products requires experience and security precautions, many customers exist and the market is open.

    (7)        Patents, trademarks, licenses, franchises, concessions, royalty agreements or labour contracts, including duration.

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

        The regime for the commercialisation of gold in Venezuela is essentially divided into two areas: (i) internal commercialisation of gold and (ii) external commercialisation of gold. On January 1, 1996 Resolution Nº 96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

* Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry at the Central Bank of Venezuela.

* Authorization requests will be processed by the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

    (10)        Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by consumers.

        The Company has spent approximately $322,000 in gold deposit exploration during 1996, $235,429 during 1997, and suspended its exploration activities during 1998, and 1999. The company spent approximately $48,000 in evaluation of new mining opportunities during the year 2001.

    (11)        Costs and effects of compliance with environmental laws.

        The Company has spent approximately $3,000 in compliance with Venezuelan environmental laws.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        The Common Stock of the Company was formerly traded on the NASDAQ Small Cap Market (“NASDAQ”) until July 1998, when trading was moved to the OTC Bulletin Board and in June 1999, was moved to the Pink Sheets, where it currently trades under the symbol “AGDM”. The high and low bid quotations for each quarterly period for fiscal 1997 and fiscal 1998 are listed below. The quotations set forth in the table reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual.

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

Fiscal 1996	Low	High
1st quarter	0.56	1.00
2nd quarter	.56	.87
3rd quarter	.50	.75
4th quarter	.37	1.37

Fiscal 1997	Low	High
1st quarter	.82	1.14
2nd quarter	.68	.82
3rd quarter	.73	.83
4th quarter	.45	.64

Fiscal 1998	Low	High
1st quarter	.31	.72
2nd quarter	.28	.59
3rd quarter	.15	.44
4th quarter	.02	.22

Fiscal 1999	Low	High
1st quarter	.03	.50
2nd quarter	.03	.50
3rd quarter	.03	.50
4th quarter	.01	.06

Fiscal 2000	Low	High
1st quarter	.01	.20
2nd quarter	.01	.25
3rd quarter	.01	.02
4th quarter	.01	.02

Fiscal 2001	Low	High
1st quarter	.01	.02
2nd quarter	.00	.02
3rd quarter	.01	.01
4th quarter	.01	.015

(a)	The Company has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock for the foreseeable future. The Company intends to retain future earnings, if any, to finance future development.

(b)	As of December 31, 2001, there were approximately 325 holders of record of the Company’s Common Stock. The Company believes that at such date there were in excess of 500 beneficial owners of the Company’s Common Stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company has only recently begun its business activities and accordingly has generated limited revenues. The Company has generated an accumulated deficit of $11,324,386 through December 31, 2001, due to its significant research, development, administrative and exploration expenses and insufficient revenues in relation to its operating expenses. Management believes that losses will continue to be incurred until it is able to successfully acquire or place a property in operation, but has undertaken to lower operating costs as much as possible until a project suitable for profitable development is identified and acquired. There can be no assurance that management will be successful in accomplishing this task. The independent auditor’s report for the fiscal year ended December 31, 2000 has been prepared assuming that the Company will continue as a going concern.

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

Pursuant to an agreement completed September 15, 1998 between AGD and the Homestake Mining Company of California (‘Homestake’), in consideration of a 3% net smelter royalty on production in excess of the drill indicated resources defined by Homestake, 100% of the shares of Minera Rio Carichapo S.A. and Minera Rios del Oriente S.A., the beneficial owners of an option to earn a 90% vested interest in the El Foco and Chicanan –Chicanan Contract Areas. This transaction was a significant development for AGD, adding fixed assets, mineral resources and potential. AGD acquired this project to optimise the value of its adjoining Fortuna Property and with the intention of selling the El Foco project to Zaruma Mining Corporation ASA (Zaruma) for a total consideration $200,000 in cash and 1,838,660 shares, plus a royalty of 1% Net Smelter Returns. This transaction was contemplated in a letter agreement dated September 17, 1998 and closed March 13, 1999.

Results of Operations

Net losses for the year 2001 were $354,185 compared with net losses for the year 2000 of $213,108.

Administrative and financial expenses were $338,413 for the year ended December 31, 2001 compared to $147,943 for the year ended December 31, 2000.

The company operated under a care and maintenance basis during 2001, with its primary activity limited to evaluation of new opportunities with sufficient merit to warrant re-activation of its development programs. Exploration activity in the Fortuna I concession was suspended. Research and negotiations commenced concerning other concessions in Venezuela, Brazil, and Mexico.

Liquidity and Capital Resources

The Company had a deficit of $468,767 in working capital as of December 31, 2001, compared with a deficit working capital of $213,239 during 2000. The decrease in working capital is a result of Administrative costs incurred in 2001.

At December 31, 2001 the Company has an overdraft loan at an average annual interest of 7.95%. Accounts payable include liabilities of $313,952 assumed by the Company for the purchase of exploration and exploitation rights to the Fortuna I concession.

In 1994, the Company received an aggregate of approximately $400,000 in net proceeds from a private placement of Series B Convertible Preferred Stock. In addition, certain officers and directors agreed to convert approximately $605,000 of debt into the Series B Preferred Convertible Stock. Such Series B Convertible Preferred Stock paid a cumulative interest rate of 12% per annum and was convertible into common stock at a 25% discount from the bid price of the Company’s common stock at the time of conversion.

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

In 1998 the Company raised approximately $ 213,182 from Private Placements of Common Stock to investors who reside outside the United States including officers and directors of the Company. The Company issued 440,404 Shares of its Common Stock in connection with the Private Placements and the Company raised approximately $210,299 from contribution for future capital increase to investors who reside outside the United States including officers and directors of the Company. The Company agreed to issue 2,102,997 shares of common stock in connection with the Private Placement.

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

        ** Incorporated by reference to the Company’s Form 8-A, dated February 10, 1993.

        *** Incorporated by reference to the Company’s Form 10-KSB for the Fiscal year ended December 31, 1996.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reno in the State of Nevada on the 21st day of April, 2004.

         AMERICANA GOLD & DIAMOND HOLDINGS, INC.

          /s/ DAVID BENDING
         DAVID BENDING
         President and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
Tomaz Klingberg	Director	April 21, 2004
Gerald Sneddon	Director	April 21, 2004
Gordon Gutraith	Director	April 21, 2004
Daniel Kunz	Director	April 21, 2004

CARDONA RODRIGUEZ & ASOCIADOS
Auditores & Consultores

NEXIA
International

AMERICANA GOLD AND DIAMOND HOLDINGS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2000

Independent Public Accountants’ Report

CARDONA RODRIGUEZ & ASOCIADOS
Auditores & Consultores

NEXIA
International

Independent Public Accountants’ Report

To the Shareholders of:

Americana Gold and Diamond Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Americana Gold and Diamond Holdings, Inc. and Subsidiaries, (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with American generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in accordance with American generally accepted accounting principles.

The Company have an accumulated losses in development stage of U.S. dollars 11,324,386. This factor, along with other matters as set forth in the following paragraph raise a doubt that Company will be able to continue as a going concern. The consolidated financial statements have been prepared under the assumption that the Company will be able to continue in operation, having sufficient financial support from the shareholders. See notes 1 and 9.

As explained in notes 1 and 5, during 2000, the Company’s operation is temporal inactive. Management’s plans concerning the matters are also described in note 1; we do not express an opinion regarding the feasibility of such plans. The Company’s continuity as a going concern is subject to or the success of the Company’s future operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CARDONA RODRIGUEZ & ASOCIADOS

/s/ Luis Cardona R.
Luis Cardona R.
C.P.C. No 24.408

Caracas, April 4, 2002, except for the note 10, of date August 27, 2002

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS
As at December 31, 2001 and 2000
(Expressed in U.S. dollars)

	2001	2000
Assets
Current assets:
Cash and cash equivalents	4,768	10,223
Accounts receivable	109,718	--
Prepaid expenses	--	40,369

Total current assets	114,486	50,592
Permanent investment	34,316	268,535
Property and equipment, net	--	36,158
Mining concessions	2,020,234	2,020,233
Other assets	--	552

Total assets	2,169,036	2,376,070

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED BALANCE SHEETS
As at December 31, 2001 and 2000
(Expressed in U.S. dollars)

	2001	2000
Liabilities and Shareholders' equity
Liabilities
Current liabilities:
Bank loans	73,279	62,418
Accounts payable	191,882	167,825
Accrued liabilities	318,092	33,588

Total current liabilities	583,253	263,831
Provision for employee severance benefits	8,220	7,574
Long-term liabilities	313,952	283,094

Total liabilities	905,425	554,499

Shareholders' equity
Share capital	12,554,680	12,515,337
Accumulated for not carried out profit of investment	33,317	276,435
Deficit	(11,324,386)	(10,970,201)

Total shareholders' equity	1,263,611	1,821,571

Total liabilities and shareholders' equity	2,169,036	2,376,070

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED STATEMENTS OF LOSS
For the years ended as at December 31, 2001 and 2000
(Expressed in U.S. dollars)

	2001	2000	Cumulative from incef 1991 to 2001
Acquisition cost	--	--	(1,129,891)
Exploration cost	--	--	(5,348,070)
Administrative expenses	(338,413)	(147,943)	(5,437,017)

Operating loss	(338,413)	(147,943)	(11,914,978)

Other (expenses) income:
Financial expenses, net	20,358	(52,071)	(329,532)
Currency translation adjustment	(305)	(2,562)	680,882
Retirement of fixed assets and other assets	(36,158)	(25,365)	(592,457)
Purchase agreement	--	14,833	214,833
Other income	333	--	616,866

	(15,772)	(65,165)	590,592

Net loss	(354,185)	(213,108)	(11,324,386)

Weighted average number of
common shares outstanding	13,706,446	13,706,446

Loss per share	(0.03)	(0.02)

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended as at December 31, 2001 and 2000
( Expressed in U.S. dollars)

	Share capital	Accumulation for not carried out profit of investment	Accumulated losses	Total shareholders' equity
Balance as of December 31, 1999	12,429,075	1,377,995	(10,757,093)	3,049,977
Contribution for future capital increase	86,262	--	--	86,262
Not carried out profit of investment	--	(1,101,560)	--	(1,101,560)
Net loss	--	--	(213,108)	(213,108)

Balance as of December 31, 2000	12,515,337	276,435	(10,970,201)	1,821,571
Contribution for future capital increase	39,343	--	--	39,343
Not carried out profit of investment	--	(243,118)	--	(243,118)
Net loss	--	--	(354,185)	(354,185)

Balance as of December 31, 2001	12,554,680	33,317	(11,324,386)	1,263,611

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended as at December 31, 2001 and 2000
(Expressed in U.S. dollars)

	2001	2000
Operating activities:
Net loss for the year	(354,185)	(213,108)
Adjustments to reconcile net loss to net cash (used in)
provided from operating activities:
Depreciation	--	32,830
Gain in traslation of foreing currency	305	2,562
Provision for employee severance benefits	1,547	280

	(352,333)	(177,436)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(109,718)	--
Prepaid expenses and other current assets	40,369	8,345
Other assets	552	442
Increase (decrease) in:
Accounts payable	24,057	31,134
Accrued liabilities	284,504	(2,498)

Net cash used in operating activities	(112,569)	(140,013)

Investing activities:
Increase of permanent investment	(8,900)	--
Retirement of permanent investment	--	8,900
Retirement of property and equipment, net	36,158	25,366

Net cash provided from investing activities	27,258	34,266

Financing activities:
Increase of bank loan	10,861	2,966
Payments of employee severance benefits	(901)	--
Long-term liabilities	30,858	--
Contribution for future capital increase	39,343	86,262

Net cash provided from financing activities	80,161	89,228

Effect in exchange rate	(305)	(2,562)

Increase (decrease) in cash and cash equivalents	(5,455)	(19,081)
Cash and cash equivalents, beginning of year	10,223	29,304

Cash and cash equivalents, end of year	4,768	10,233

The accompanying notes (1 to 10) form an integral part of these consolidated financial statements

AMERICANA GOLD AND DIAMOND HOLDINGS, INC. AND SUBSIDIARIES
(A development stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the years ended as at December 31, 2001 and 2000
(Expressed in U.S. dollars)

Note 1 — Incorporation, purpose and operation of the Company

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

The Company is under development stage and its activity is performed through the acquisition and exploration of mining concessions, acquired through its subsidiaries domiciled in Venezuela. During 2001, the companies temporal inactivated the exploration of certain mines acquired in concession See note 5. Likewise, the Company has incurred losses since its incorporation, and has undergone a working capital deficit. The deficiency in working capital and the operating losses since inception raise a doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described below.

The Company’s Management adopted a Restructuring Plan in 2001:

—	Administration and support services provided on a consulting basis as required.

—	During 2001, exploration activity in Fortuna I concession was suspended pending completion of the re-organization plan. The Company has entered into discussions with third parties interested in investing in the development of this property, and the management will pursue this possibility during the forthcoming year.

—	AGD is the project operator. The proposed evaluation will commence with a thorough field review to confirm the reported importance of the area and select priority targets for development. No fieldwork was completed during 2001.

—	The Company has not paid any cash dividends on its common stock and does not intend to pay dividends on its common stock for the foreseeable future.

—	The Company will remain a minor participant among the firms, which engage in gold prospecting. There are many other established firms with significantly greater capitalization and financial resources. In view of the Company’s lack of financial resources, the Company will be at a competitive disadvantage compared to its competitors. However the new management team, with extensive experience and contacts in the exploration and mining business and access business opportunities and equity markets, will bring with it a substantial improvement in the Company’s competitive position.

—	The Company’s management is currently to raise funds to ensure that the Company’s operations will continue and that the Company can operate the La Fortuna concession. The Company is also exploring whether to enter into joint ventures or partnerships with other mining companies in the La Fortuna area.

—	The Company will prepare to move forward on a solid program for growth toward profitability as it re-enters the market.

Note 2 — Summary of significant accounting principles and practices

The most significant accounting policies followed by the Company in the recording of its operations and in the preparations of its consolidated financial statements are summarized as follows:

      Basis of presentation:

The consolidated financial statements have been prepared in accordance with American generally accounting principles.

      Principles of consolidation:

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries: Consorcio Minero Miamo, C.A., Americana Gold and Diamond Holdings Inc. de Venezuela, C.A., Desarrollos Americana Gold and Diamond Holdings, C.A., (companies domiciled in Venezuela) as of December 31, 2001 and 2000. All subsidiaries balances and transactions have been eliminated in the consolidation.

      Cash equivalents:

The Company defines cash equivalents as highly financial instruments purchased with a maturity of ninety days or less.

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

      Mining Concession:

The mining concession is owned by the subsidiary Consorcio Minero Miamo, C.A., and is recorded at the acquisitions cost, consisting of the price agreed upon to obtain the rights of exploration and exploitation. Concession is reviewed for recoverability as long-lived assets. Provisions for write downs are recorded when it is determined that the asset is impaired. See note 5.

As of December 31, 2001 and 2000, there is no charge for depletion, due to the fact that the capacity of the mines to be exploited has not been determined, and the Company has not initiated extraction activities.

        Translation of financial statements:

The financial statements of the subsidiaries are denominated in bolivars and have been translated into U.S. dollars using the following procedure:

o	Monetary assets and liabilities as the prevailing at the balance sheet date. They were translated at the floating market exchange rates of Bs. 763.00 and Bs. 699.75 to U.S. dollar 1.00, in effect as of December 31, 2001 and 2000, respectively.

o	Non-monetary assets and liabilities at historic rates.

o	Income and expenses at an average exchange rate in each month of the period in which the transactions were effected.

      Use of estimates:

The preparation of the consolidated financial statements in conformity with American generally accepted accounting principles requires the Company’s management make estimations and assumptions that affect the amounts reported of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the income and expenses reported during the reported period. Actual results may differ from these estimates.

      Loss per share:

        Loss per share has been calculated using the weighted average number of shares outstanding.

        Presentation of the consolidated financial statement:

Certain amounts of the consolidated financial statements as of December 31, 2000, have been reclassified in order to conform with 2001 presentation.

Note 3 — Permanent investment

During 2000, the shares of Zaruma Mining Corporation ASA (the Norwegian Company) were exchanged by approval for 1,287,761, new shares of Zaruma Resources Ltd. a Canadian Company listed on the Toronto Stock Exchange (TSE), at ration of 0.7 new shares for each old share.

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

As of December 31, 2001, the market value of the shares of Zaruma, have been trading in the range of dollar 0.07. The net profit or loss in the market value is reflected in the account accumulation for not carried out profit of investment in stockholders’ equity.

Note 4 — Property and equipment

The amounts shown in the consolidated balance sheets as property and equipment as of December 31, are represented as follows:

	2001	2000	Annual depreciation rates
Machinery and equipment	--	320,822	10

Office furniture and equipment	--	4297	10

	--	325,119
Less: accumulated depreciation	--	(288,961)
	--	36,158

During 2001, the Company, based to experts’ report, disincorporated the total of the fixed assets not operative for causes of deterioration.

Note 5 — Mining Concessions – temporal inactivity exploration

The balances for mining concessions – temporal inactivity exploration, shown in the consolidated balance sheets as of December 31, 2001 and 2000, represent the acquisition of the concession known as “Fortuna I”. For the acquisition of this concession, the Company paid U.S. dollars 110,000, in cash, and U.S. dollars 1,500,000, with the shares of Consorcio Minero Miamo, C.A., owner of “Fortuna I” concession. The purchase price for the “Fortuna I” property was agreed upon by the seller and Americana Gold and Diamond Holdings after due diligence. Americana paid in cash and shares with the amount of shares being calculated by dividing the unpaid balance (after the cash payment) by the market price of the shares at the time of the purchase. As of December 31, 2001 and 2000, the remaining portion of debt outstanding of U.S. dollars 313,952, and U.S. dollars 283,094, respectively, are included in the accounts payable shown in the consolidated balance sheets.

Note 6 — Bank loans

The amounts shown as bank loans in the balance sheets as of December 31, 2001 and 2000 are represented by local bank overdraft at interest rate of 7.5% annually.

Note 7 — Capital stock

For the years ended December 31, 2001 and 2000, the following capital stock modifications were made (number of shares are on a pre-split basis).

During 2001:

-	U.S. dollars 39,343, by capitalization of debts based on the agreement between the Company and Inversiones Megold for contribution of the future capital increase. See note 6.

During 2000:

-	U.S. dollars 86,262, paid by different shareholders in cash for contribution of the future capital increase.

As of December 31, 2001, the Company’s capital stock on a pre-split basis, is constituted as follows:

Class of shares	Number of shares	Total value in U.S. dollars	Manner of payment
Preferential	25	25,000	Cash

Common	3,764,251	4,516,216	Merger (AGD Mining & Blue Willows)
	4,725,882	3,493,991	Cash
	1,721,053	1,500,000	Acquisition of concession "Fortuna I"
	445,455	321,104	Cash and preferential shares converted into common
			shares and interest paid in shares
	964,960	683,992	Capitalization of debt to directors preferential
			shares S-B converted into common shares and
			interest paid with shares
	523,844	421,773	Cash and preferential shares S-B converted into
			common shares and interest paid with shares
	1,207,474	690,025	Capitalization of debt to directors and officers
	353,502	281,327	Capitalization of debt to suppliers for services rendered

Total Common	13,706,446	11,933,428

	--	621,252	Contribution for future capital increase

Total	13,706,446	12,554,680

Note 8 — Administrative expenses

Administrative expenses for the years ended December 31, are represented as follows:

	2000	2000
Compensation to directors and officers	57,150	30,000
Managements expenses	--	34,577
Services rendered	254,547	16,575
Depreciation	--	32,830
Other general and administrative expenses	26,716	33,961

	338,413	147,943

Note 9 — Legal matters related to subsidiaries

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

On May 5, 1999, The National Administration Bureau proclaimed Decree Nº 126, which establishes Added Value Tax, which substitutes the Income on Luxury Assets and Wholesale, which taxes the assets, professional services and import of goods. The percentage to the tax basis applied from June 1st, 1999, is 15.5%. On July 28, 2000, The National Commission published in Official Gazette Nº 37,002 the modification of aliquot to this tax, beginning from August 1, 2000, from 15.5% to 14.5%. As of December 31, 2001, the subsidiaries may compensate the fiscal credit of U.S. dollars 37,023, included in the accounts receivable shown in the consolidated balance sheets.

—	Bank Transactions Tax:

On April 28, 1999, the National Administration Bureau proclaimed Decree Nº 118, which establishes the Bank Transactions Tax, and tax debits or withdrawals on check accounts, saving accounts, time deposits, or any other kind of deposits, liquid assets, fiduciary, and any other funds from the financial market performed on banks and/or financial entities. The percentage to be applied from May 8, 1999, is 0.50%. This tax will last for 12 months from its proclamation. Thus, it ended on May 2000.

—	Norms on Gold and Gold Alloys Exports:

On January 1, 1996, Resolution No. 96-12-02 entered into effect, issued by the Central Bank of Venezuela, establishing the norms on gold and gold alloys exports. The most significant aspects of this resolution are the following:

—	Gold and gold alloys exports are allowed, and interested parties should be registered in the Gold Exporters Registry to be kept by the Central Bank of Venezuela.

—	Authorization requests will be effected before the Central Bank of Venezuela, accompanied by a certification marked out for the internal market, in bars, a minimum equivalent to 15% of the amount calculated in kilograms of refined or melted gold, resulting from adding the amount whose authorization to be exported is requested, and the amount destined for the local market. Said authorization will be granted in a term of 45 consecutive calendar days. If and when the Company is in a position to produce and distribute gold the effect of the regulation could have a significant impact on the Company’s operations.

—	Mining taxes:

In addition to the normal taxes that any private company in Venezuela has to pay, the Mining Law establishes the following taxes:

-	Exploration tax: A single payment of U.S. dollars 0.0004 / hectare for the right to explore the concession.

-	Surface tax: An annual payment in proportion to the number of hectares granted. For alluvial concessions the rate is U.S. dollars 0.001 / hectare a year, and for vein concessions U.S. dollars 0.002 / hectare a year. The tax is levied only after the concession title is published in the official gazette.

—	Foreign investment treatment regulations:

Actual foreign investment regulations on foreign capital, trademarks, patents, licenses and royalties allow the foreign companies, among other, the following:

—	Reinvestment of net income; distribution, profit remittance of dividends to foreign investors and re-exportation of the foreign Stockholders’ investment will not require authorization from the Superintendence of Foreign Investments (SIEX).

—	All agreements regarding Information Technology and use of Patent and Trademarks are authorized, regardless of the modality that said agreements adopt. There is a subsequent obligation to register such agreements with the Superintendence of Foreign Investments (SIEX).

Foreign companies are allowed to take out loans from local banks and to raise credit on the Venezuelan capital markets, including the sale of stocks and bonds on local exchanges. External credits do not require prior authorization or registration.

—	Capital stock:

As of December 31, 2001, the Company’s subsidiaries accrued losses that exceeds more than two thirds (2/3) of the capital stock. According to the Venezuelan Commercial Code establishes the following: “When capital stock as per records decrease more that 33,33% (1/3) of the capital stock of the Company, must be restored or reintegrated to capital stock in that amount, or limit it, to the remaining balance”. “When capital stock decreases exceeds more than 66,66% (2/3) of the capital stock, company must be liquidated or dissolved, if shareholders does not reintegrate or limit to the remaining balance”.

The shareholders’ intention is to give financial support to the Company in order to continue operating.

Note 10 – Subsequent events

During the period August 21 to August 27, 2002, the Board of Directors of the Company, in the best interests of the shareholders’, hereby confirm their agreement and approval, subject to due diligence by Management, of the following material transaction, referred to collectively as the Platinum Works, Inc. Letter of Intent:

o	Jerry G. Mikolajczyk would provide the option for the Company to acquire 100% of his interest in Platinum Works, Inc., at the price. The Company agrees to issue 250,000, units consisting of 1 restricted share of its common stock and 1 warrant. The parties agree that the value of the Company units will be U.S. dollars 0.10 per unit. The closing of this transaction would no later than September 30, 2002. The transaction closing date was subsequently changed to December 31, 2003. The Company exercised it option to acquire 100% of the interest in Platinum Works, Inc. on December 31, 2003. A Share Exchange Agreement was executed on January 12, 2004 with a closing date of June 30, 2004.

o	Platinum Works, Inc., will purchase from the Company up to 6,000,000 units consisting of 1 restricted and 1 warrant of the Company at the price. The Company agrees to sell the unit at a price of U.S. dollars 0.05 per unit to a maximum sale price of U.S. dollars 300,000 for up 6,000,000 units. The closing of this transaction would no later than December 31, 2002.

o	Platinum Works, Inc., sell and/or assign 49% of its interest in the North Fork 14 Joint Venture to the Company at the price. The Company agrees to issue 20,000,000 units with each unit consisting of 1 restricted share of its common stock and 1 warrant. The parties agree that the value of the Company units will be U.S. dollars 0.10 per unit. The parties agree that the value of the Company units will be U.S. dollars 0.10 per unit. The closing of this transaction would no later than September 30, 2002. The transaction was closed on March 17, 2003 as Company Management completed the due diligence and it was recommended to conclude the transaction.